Form 10-Q
period 1994-12-31
CALGENE INC /DE/
filed 1995-02-14
CIK 793931

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended DECEMBER 31, 1994 or
                               -----------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission File Number:  0-14802

                                 CALGENE, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                      68-0115089
(State or other jurisdiction of incorporation        (I.R.S. Employer
or organization)                                    Identification No.)

1920 FIFTH STREET, DAVIS, CALIFORNIA                       95616
(Address of principal executive offices)                 (Zip Code)

                                 (916) 753-6313
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  X    Yes          No
- - - -----        ------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        COMMON STOCK OUTSTANDING AT JANUARY 31, 1995:  30,211,984 SHARES


This report contains a total of 20 sequentially numbered pages.

The Index to Exhibits begins on page 20.

                                 CALGENE, INC.

                                     INDEX


                                                                          Page No.
                                                                          --------
Part I.  Financial Information (unaudited)

         Condensed consolidated balance sheets - December 31, 1994
         and June 30, 1994.............................................       4

        Condensed consolidated statements of operations - three months ended December 31, 1994 and 1993 and six months ended
        December 31, 1994 and 1993.....................................       5

        Condensed consolidated statements of cash flows - six months
        ended December 31, 1994 and 1993...............................       6

        Notes to condensed consolidated financial statements...........       7

        Management's discussion and analysis of financial condition and
        results of operations..........................................       9


Part II.  Other Information

        Item 1.  Legal Proceedings.....................................      16

        Item 4.  Submission of Matters to a Vote of Security Holders...      17

        Item 5.  Other Information.....................................      18

        Item 6.  Exhibits and Reports on Form 8-K......................      18

Signatures.............................................................      19

                         PART I. FINANCIAL INFORMATION

                                 Calgene Inc.
                     Condensed Consolidated Balance Sheets
                               ($ in thousands)
                                  (Unaudited)

                                                          December 31    June 30
                                                             1994         1994
                                                          -----------   ---------
Assets
Current assets:
 Cash and equivalents                                      $  13,238    $   5,286
 Cash held in escrow                                           3,750            -
 Available-for-sale securities                                 4,084       15,457
 Accounts receivable, net of allowances                        6,183        4,792
 Inventories                                                   9,851        5,068
 Prepaid expenses and other current assets                     2,195        1,099
 Net assets held for sale                                        786        1,179
  Total current assets                                        40,087       32,881
                                                           ---------    ---------
Property, plant and equipment:
 Land                                                            763          763
 Buildings                                                     3,700        3,622
 Leasehold improvements                                        8,611        8,486
 Furniture, fixtures and equipment                            20,597       18,600
 Construction in progress                                      1,504          892
                                                           ---------    ---------
                                                              35,175       32,363
 Less accumulated depreciation and amortization               14,473       12,872
                                                           ---------    ---------
  Property, plant and equipment, net                          20,702       19,491

Available-for-sale securities - pledged                        1,331        1,415
Product rights, patents and other intangible
   assets, less accumulated amortization                      13,488       13,100
Costs in excess of fair values assigned to net
   assets acquired, less accumulated amortization             10,256       10,577
Other non current assets                                         762          848
                                                           ---------    ---------
                                                           $  86,626    $  78,312
                                                           =========    =========

Liabilities and shareholders' equity
Current liabilities:
 Notes payable                                             $   8,027    $   8,650
 Accounts payable                                              5,310        7,916
 Accrued payroll and related expenses                          1,658        1,803
 License contract payable                                        750        1,500
 Amounts due customers                                           332        3,328
 Other accrued liabilities                                     3,518        3,260
 Current portion of long-term debt                             1,084        1,728
                                                           ---------    ---------
  Total current liabilities                                   20,679       28,185

License contract payable, long-term                              750        1,500
Long-term debt                                                 4,210        4,204

Commitments and contingencies

Shareholders' equity:
 Common stock, $.001 par value; 50,000,000
  shares authorized; 30,211,984 and 26,506,312
  shares issued and outstanding at
  December 31, 1994 and June 30, 1994, respectively               30           27
 Additional paid-in capital                                  222,681      190,934
 Accumulated deficit                                        (161,724)    (146,538)
                                                           ---------    ---------
  Total shareholders' equity                                  60,987       44,423
                                                           ---------    ---------
                                                           $  86,626    $  78,312
                                                           =========    =========

                            See accompanying notes.

                                 Calgene, Inc.
                Condensed Consolidated Statements of Operations
                  ($ in thousands, except per share amounts)
                                  (Unaudited)


                                  Three Months               Six Months
                                Ended December 31         Ended December 31
                             -----------------------   -----------------------
                                1994         1993         1994         1993
                             ----------   ----------   ----------   ----------
Revenues:
  Product sales, net         $    8,850   $    5,499   $   15,113   $   10,803
  Product development
   revenues                       4,166          587        4,433        1,175
  Interest income                   242          178          540          483
  Other income, net                  32           35           54           83
                             ----------   ----------   ----------   ----------
                                 13,290        6,299       20,140       12,544
Costs and expenses:
  Cost of goods sold             10,336        7,244       19,055       14,203
  Research and development        4,703        4,092        8,509        7,754
  Selling, general and
   administrative                 3,702        5,455        7,342       11,155
  Interest expense                  173          155          357          255
                             ----------   ----------   ----------   ----------
                                 18,914       16,946       35,263       33,367
Minority interest share
  of net (income) loss               (4)          17           26           46
Equity in net loss of
  affiliate                         (11)        (169)         (65)        (434)
Gain from sale of assets              8           38            9           28
                             ----------   ----------   ----------   ----------
Loss from operations
  before income taxes            (5,631)     (10,761)     (15,153)     (21,183)
Provision for income
  taxes                              17            7           33            9
                             ----------   ----------   ----------   ----------
Net loss                     $   (5,648)  $  (10,768)  $  (15,186)  $  (21,192)
                             ==========   ==========   ==========   ==========
Net loss per share           $    (0.19)  $    (0.44)  $    (0.53)  $    (0.86)
                             ==========   ==========   ==========   ==========

Shares used in per share
  calculations               29,683,717   24,592,239   28,650,108   24,527,749


                            See accompanying notes.

                                 Calgene, Inc.
                Condensed Consolidated Statements of Cash Flows
                  Increase (Decrease) in Cash and Equivalents
                               ($ in Thousands)
                                  (Unaudited)

                                                                   Six Months Ended
                                                                      December 31
                                                              ----------------------------
                                                                  1994            1993
                                                              ------------    ------------

Cash flows from operating activities:
  Net loss                                                    $    (15,186)   $    (21,192)
  Adjustments to reconcile net loss to
  net cash used in operating activities:
    Depreciation and amortization                                    2,257           1,660
    Equity in net loss of affiliate                                     65             434
    Stock compensation                                                 226             471
    Other                                                               19             (18)
  Net changes in:
    Operating assets                                               (10,500)         (5,265)
    Operating liabilities                                           (5,489)          1,300
                                                               -----------     -----------
      Net cash used in operating activities                        (28,608)        (22,610)

Cash flows from investing activities:
  Proceeds from sales of securities                                 16,732          20,030
  Purchase of securities                                            (5,416)         (7,726)
  Investment in affiliate                                              (68)           (432)
  Capital expenditures for property, plant and equipment            (2,373)         (3,149)
  Purchases of product rights, patents and
    other intangible assets                                         (2,108)         (1,894)
  Other                                                                 11              39
                                                                ----------      ----------
      Net cash provided by investing activities                      6,778           6,868

Cash flows from financing activities:
  Proceeds from notes payable                                       10,912          10,106
  Payments on notes payable                                        (11,535)        (10,618)
  Decrease in securities-pledged                                        84             136
  Principal payments on long-term debt                              (1,260)           (399)
  Sale of common stock                                              31,581           9,664
                                                                 ---------      ----------
      Net cash provided by financing activities                     29,782           8,889
                                                                 ---------      ----------

Net increase (decrease) in cash and equivalents                      7,952          (6,853)
Cash and equivalents at beginning of period                          5,286          15,009
Cash and equivalents at end of period                             $ 13,238        $  8,156
                                                                 =========      ==========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest                                                     $    346        $    181
     Income taxes                                                 $     28        $     22

                            See accompanying notes.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
   ------------------------------------------

          The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applied on a consistent basis during the interim periods. These financial statements should be read in conjunction with the Company's audited financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994.

          In the opinion of management, the interim financial statements reflect all adjustments necessary, consisting only of normal recurring adjustments, to present fairly the Company's consolidated financial position at December 31, 1994 and the consolidated results of operations and cash flows for the fiscal quarters and six month periods ended December 31, 1994 and 1993. Results for the period ended December 31, 1994 are not necessarily indicative of results to be expected for the entire fiscal year.

          Calgene's quarterly operating performance is affected by seasonal factors. Cotton seed sales normally occur primarily in the third and fourth fiscal quarters.

          Net loss per share has been computed by dividing the net loss by the weighted average number of common shares outstanding during each period. Common shares issuable upon the exercise of stock options have been excluded from the computation of net loss per share since their inclusion would be antidilutive.

          Certain amounts reported in the fiscal quarter and six month period ended December 31, 1993 have been reclassified to conform with the presentation of the fiscal quarter and the six month period ended December 31, 1994.

2. Accounting Change
   -----------------

          In May 1993 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company adopted the provisions of the new standard for investments held as of or acquired after July 1, 1994. In accordance with the Statement, prior period financial statements have not been restated to reflect the change in accounting principle. The cumulative effect as of July 1, 1994 of adopting Statement 115 was not material.

3. Inventories
   -----------

          Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market value. Inventories consist of the following (in thousands):


                             December 31, 1994   June 30, 1994
                             -----------------   -------------

       Raw materials               $2,306            $  858
       Work in progress             2,878             2,093
       Finished goods               4,667             2,117
                                   ------            ------
                                   $9,851            $5,068
                                   ======            ======

4. Patent and Legal Proceedings
   ----------------------------

     See Part II -   Other Information
                       Item 1. Legal Proceedings

5. Sale of Common Stock
   --------------------

     During July 1994, the Company sold 1,651,800 shares of its Common Stock resulting in net proceeds of approximately $14.8 million.

     On October 25, 1994, the Company sold, pursuant to an underwritten public offering, 2,000,000 shares of its Common Stock resulting in net proceeds of approximately $16.4 million.

6. License Sale
   ------------

     In December 1994, Calgene and a contractual partner sold a license to two companies that allow them to use certain plant herbicide tolerance technology developed by Calgene. The technology license sold was not related to Calgene's core product areas. The $3,750,000 the Company received from the sale were held in an escrow account at December 31, 1994, pending allocation of related legal expenses among Calgene and its partner.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

 Discontinued Operations

  At the end of fiscal 1991, Calgene decided to sell its specialty corn seed company and its alfalfa seed operations. The discussion of results of operations below pertains to continuing operations, except as otherwise indicated.

  Revenues

  Calgene's product sales in the second quarter of fiscal 1995 increased 60.9% to $8.9 million from $5.5 million in the comparable period of the prior year. The increase reflects $2.1 million in higher sales of fresh market tomatoes, higher cotton seed sales of $944,000 and higher sales of specialty oleochemical products. These increases were partly offset by a $233,000 reduction in sales of specialty canola oil produced from crop grown under contract. Plant based oil product sales were $3.8 million and tomato sales were $3.1 million in the second quarter of fiscal 1995. Product sales for the six month period ended December 31, 1994 increased 39.9% to $15.1 million from $10.8 million in the comparable period of the prior year. Tomato sales increased by $3.4 million and cotton seed sales increased $668,000. In addition, the increase reflects higher sales of specialty oleochemical products.

  Following FDA approval of the FLAVR SAVR(TM) tomato in May 1994, the Company began selling limited quantities of FLAVR SAVR varieties and began planting increased acreage in order to increase availability in fiscal 1995. Calgene has exclusive rights to genetically engineer certain third-party proprietary tomato lines bred for superior taste and agronomic performance and is currently developing varieties from these and other materials which are expected to have the agronomic characteristics required for all growing regions and seasons. The Company does not yet have suitable varieties from this program for every growing region and has not yet completed the testing of such varieties. Although these factors are expected to constrain the scale-up of the Company's fresh market tomato business, sales are expected to be higher in fiscal 1995 as compared to the prior year, particularly in the fourth fiscal quarter.

  Product development revenues in fiscal 1995 increased by $3.6 million in the second quarter and by $3.3 million in the first six months as compared to the corresponding periods of the prior year due to a non-recurring $3,750,000 technology license sale. The increase was partly offset by the conclusion of certain research contracts.

  Interest income in fiscal 1995 increased by $64,000 in the second quarter and by $57,000 in first six months as compared to the corresponding periods in the prior year. The increase in the second quarter was primarily due to an increase in cash and equivalents and available-for-sale securities.

  Gross  Loss

  Calgene's gross loss on net product sales was $1.5 million in the second quarter of fiscal 1995 as compared to a gross loss of $1.7 million in the comparable period of the prior year. The improvement is primarily due to a gross profit increase of $303,000 from higher cotton seed sales. Gross loss in the first six months of fiscal 1995 was $3.9 million as compared to $3.4 million in the corresponding period of the prior year. The second quarter and year to date gross loss reflects the high cost and low volume of vine-ripe tomatoes at Calgene Fresh. In addition, due to unusually adverse weather conditions in the second quarter, as well as the lack of adequate packing facilities for vine-ripened tomatoes, there was limited volume of premium quality tomatoes. Consequently, a large portion of the crop in the second fiscal quarter was sold as commodity tomatoes at a lower average sales price.

  The Company's fresh market tomato business is continuing to experience negative gross margins and will not achieve positive gross margins unless the Company realizes substantial reductions in the high unit costs that the Company has continually incurred in the production, distribution and marketing of vine-ripened tomatoes. The Company believes that such cost reductions will depend primarily on (i) tomatoes with the FLAVR SAVR gene providing substantial cost savings due to reduced spoilage; (ii) the Company achieving lower costs from increased crop yields, innovative production, packaging, handling and distribution methods and from additional experience in the business; and (iii) production, and sales volumes reaching levels that will provide substantial economies of scale. Although Calgene has increased the planting of tomatoes with the FLAVR SAVR gene since FDA approval was obtained in May 1994, these tomatoes will not be available except in very limited quantities until the fourth quarter of fiscal 1995. Accordingly, the Company expects to continue to incur negative gross margins in its tomato business at least through the third quarter of fiscal 1995. In order to reduce the handling damage and improve the percentage of high quality tomatoes successfully packed and transported to customers, the Company currently is constructing fresh tomato packing and shipping facilities located in two of its primary production areas. These facilities are expected to be completed by the end of the third fiscal quarter. The Company's achievement of its targeted sales levels for vine-ripened tomatoes in the fourth quarter will depend, in part, on the timely completion of these facilities.

  Research and Development Expenses

  Research and development expenses increased by $611,000 or 14.9% in the second quarter and by $755,000 or 9.7% in the first six months of fiscal 1995 as compared to the corresponding periods of the prior year. The increases are primarily due to higher expenses for licensing activities and higher product development expenses for genetically modified cotton seed production. These increases were partly offset by lower regulatory and product development expenses at Calgene Fresh.

  In January 1995, the Company implemented a program to reduce ongoing research and selling, general and administrative expenses which is expected to have a positive fiscal 1996 impact of approximately $2 million. This program included staff reductions of approximately 10% of the Company's 320 regular full time employees, and reflects a shift in resources from research into product development to focus on commercialization of the Company's genetically engineered products.

  Selling, General and Administrative Expenses

  Calgene's selling, general and administrative expenses decreased by $1.8 million or 32.1% in the second quarter of fiscal 1995 and by $3.8 million or 34.2% in the first six months as compared to the same periods of the prior year. The decreases are primarily due to a $2.2 million and a $4.1 million reduction in expenses at Calgene Fresh for the second quarter and first six months of fiscal 1995, respectively, which reflects lower consulting, payroll and marketing expenses. These reductions were partly offset by higher general corporate expenses. Selling, general and administrative expenses in fiscal 1995 are expected to continue to decrease in comparison with fiscal 1994 as a result of the March

1994 scale back of operations at Calgene Fresh and a planned reduction in consulting expense.

  Interest Expense

  Interest expense, which reflects the Company's borrowings on its bank line of credit and long-term debt obligations, increased by $18,000 in the second quarter of fiscal 1995 and by $102,000 in the first six months as compared to
the corresponding periods of the prior year.   The increase in the first six
months of fiscal 1995 was due primarily to higher borrowings on the Company's bank line of credit to finance inventories and receivables, and higher interest rates on the bank line of credit.

  Equity in Net Loss of Affiliate

  In the second quarter of fiscal 1995, Calgene recorded $11,000 in losses related to its investment in Osmotica Foods Inc., compared to $169,000 in the comparable period of the prior year. For the first six months of fiscal 1995 Calgene recognized $65,000 in losses as compared to $434,000 in the corresponding period of the prior year. The lower losses reflect reduced business and product development activities as the 50% owned affiliate scales back operations and focuses on technology licensing opportunities.

  Loss  Before Income Taxes

  In the second quarter of fiscal 1995, Calgene incurred a pre-tax loss of $5.6 million as compared to a pre-tax loss of $10.8 million in the corresponding period of the prior year. In the first six months of fiscal 1995, Calgene incurred a pre-tax loss of $15.2 million as compared to $21.2 million in the corresponding period of the prior year. The decreased fiscal second quarter and year-to-date pre-tax losses are primarily attributable to higher product development revenues, and lower selling, general and administrative expenses at Calgene Fresh. In addition, the decreased pre-tax losses reflect increases in gross profits from Stoneville and lower losses related to Calgene's investment in Osmotica. These factors were partly offset by higher research and development expenses and higher gross losses at Calgene Fresh.

  The Company expects to incur another substantial pre-tax loss in fiscal 1995, primarily as a result of high costs and expenses at Calgene Fresh.

  Provision for Income Taxes

  For federal income tax return purposes, as of June 30, 1994 the Company has a net operating loss carryover of approximately $150 million which expires between 1997 and 2009, and a general business tax credit carryover of approximately $3 million which expires between 1995 and 2009. In addition, as of June 30, 1994 the Company has a net operating loss carryover of approximately $100 million for state income tax purposes which expires between 1995 and 2009. Approximately $20 million and $3 million of the federal and state net operating loss carryovers, respectively, and $700,000 of the general business tax credit carryover, are available only to offset the separate federal and state taxable income, if any, of Calgene Fresh. For financial reporting purposes, a valuation allowance of approximately $61.1 million has been recognized to offset the deferred tax assets related to all of the aforementioned carryforwards.

  Because of the change in ownership provisions of the Tax Reform Act of 1986, a portion of the Company's federal net operating loss and tax credit carryovers will be subject to an annual limitation regarding their utilization against taxable income in future periods. The Company expects that the annual limitation will not have a material adverse effect on the Company's ability to utilize the net operating loss and credit carryovers prior to the expiration of the carryover period.

  Seasonality

  Tomato prices are generally higher and unit volume lower during winter months due to adverse weather conditions. The opposite effect occurs in summer months. Sales of planting seed are seasonal, causing significant fluctuations in product sales and working capital requirements. Cotton seed sales are concentrated in the quarters ending March 31 and June 30. Sales of winter canola seed varieties occur almost entirely in the quarters ending September 30 and December 31. Seed potato sales occur in March and April. Calgene Chemical's sales are not seasonal.

  Patent Litigation

  See "Part II - Other Information, Item 1. Legal Proceedings" regarding litigation in which another company has claimed that Calgene's products developed with antisense technology, including the FLAVR SAVR tomato, infringe the other company's patent rights and has challenged the validity of Calgene's antisense patent.

  Government Farm Legislation

  Cotton seed sales are affected by changes in U.S. government agricultural policy, which generally imposes limitations on planting acreage as a criterion for farmers' eligibility to receive government subsidy payments and other benefits. An increase in the acreage set-aside for a subsidized crop (such as cotton) will generally reduce farmer demand for seed for that crop, and a decrease in the set-aside will generally increase demand for the seed. In situations where growing conditions give farmers the alternative of planting either of two crops, an increase in the set-aside for one crop will tend to increase farmer demand for the seed of the competing crop.

  Inflation and Changing Prices

  Calgene regularly incurs crop production costs for fresh market tomatoes. The market price of fresh market tomatoes can experience substantial fluctuations in short periods. These price fluctuations directly affect the portion of Calgene's tomato production sold below premium prices and to a lesser extent also can affect the prices obtained for premium MacGregor's brand tomatoes. As a result, Calgene bears a significant risk with respect to its gross margins. Calgene's plant oil and cotton operations can also be affected by changes in prices of commodity plant oil and cotton seed oil and meal. The effects of general inflation have not had a material impact on Calgene's consolidated results of operations.


LIQUIDITY AND CAPITAL RESOURCES

  At December 31, 1994 Calgene had cash and equivalents and short term available-for-sale securities of approximately $17.3 million, excluding $3.8 million in cash held in escrow and $1.3 million in securities pledged as collateral for certain obligations. This was a decrease of $3.4 million from June 30, 1994. Uses of cash in fiscal 1995 included financing the Company's $15.2 million net loss, a $10.5 million increase in operating assets, a $5.5 million decrease in operating liabilities, the acquisition of $2.4 million in property, plant and equipment, the investment of $2.1 million in product rights, patents and other intangible assets (including capitalized patent legal defense costs), payments of $1.3 million on long-term debt, and a $623,000 decrease in notes payable. Sources of cash included the Company's October 1994 and July 1994 offerings of Common Stock which contributed net proceeds of $16.4 million and $14.8 million, respectively, and additional Common Stock proceeds of $355,000 primarily resulting from the exercise of employee stock options. The Company's investment policy is to invest excess cash in high quality, liquid, short-term fixed income securities.

  Current operating assets increased by $10.5 million at December 31, 1994 (including the effects of discontinued operations) as compared to June 30, 1994 due to a $4.3 increase in inventories, a $3.8 million increase in cash held in escrow, a $1.5 million increase in accounts receivable, and an increase in
prepaid expenses and other current assets.   Inventories increased due to the
seasonal build-up of cotton-seed at Stoneville, the ramp-up of tomato growing costs at Calgene Fresh and higher inventory levels at PG-K and Calgene Chemical. These increases were partly offset by a $894,000 reduction of specialty canola oil inventory and a $452,000 decrease in alfalfa seed inventory. The increase in cash held in escrow resulted from the non-recurring sale of a technology license. The increase in accounts receivable resulted primarily due to higher seasonal sales of cotton seed. This increase was partly offset by lower receivables for decreased sales of specialty canola grown under contract for the Company. In addition, prepaids and other current assets increased $940,000 due to prepaid tomato growing costs.

  Current liabilities decreased $7.5 million at December 31, 1994 as compared to June 30, 1994 largely due to a $3.0 million decrease in amounts due customers, a $2.6 million decrease in trade accounts payable, a $750,000 decrease in license contract payable, a $644,000 decrease in current portion of long-term debt, and a $623,000 decrease in notes payable. The decrease in amounts due customers primarily reflects seasonal incentive payments and refunds due customers for prior year cottonseed returns consistent within current industry practice. The decrease in license contract payable reflects a payment made for the acquisition of a license granting Calgene Fresh the exclusive royalty-free worldwide rights to produce and sell fresh market tomatoes containing the FLAVR SAVR gene. The decrease in notes payable reflects seasonal utilization of the Company's bank line of credit.

  Net working capital increased $14.7 million from $4.7 million at June 30, 1994 to $19.4 million at December 31, 1994 primarily due to the $10.5 million increase in current operating assets, the $7.5 million decrease in current liabilities and the $3.4 million decrease in cash and available-for-sale-securities.

  At December 31, 1994 the Company had net assets held for sale from discontinued operations of $786,000 as compared to $1.2 million at June 30, 1994. The decrease reflects the sale of consigned alfalfa inventory in the first six months of fiscal 1995. The assets held for sale include $1.2 million in the net assets of the alfalfa seed division less a reserve for corn seed asset disposal costs.

  A $13 million bank line of credit is used to help finance working capital requirements for Calgene's subsidiaries. Borrowings under the line of credit bear interest at the greater of one quarter percent over the bank's prime rate or two and one half percent over the federal funds rate. On January 31, 1995 the bank's prime rate was 8.50% and the federal funds rate was 5.875%. The weighted average annual interest rate under the line of credit was 6.56% for the fiscal year ended June 30, 1994 and 8.01% for the six month period ended December 31, 1994. As of December 31, 1994, $6.4 million of indebtedness was outstanding on the bank line of credit, which expires on February 28, 1995. The line of credit contains financial covenants, with which the Company was in compliance as of December 31, 1994. Although the Company expects the line of credit to be renewed upon its expiration in February 1995, there is no assurance that it will be renewed or that its terms will not be modified, that the Company will continue to satisfy the financial covenants in the future or that in the event of non-compliance the bank would grant waivers.

  In the normal course of business, the Company enters into various grower contracts with third party growers. Pursuant to these contracts, the Company contracts with growers to purchase their crop, subject to certain quality standards, at the end of the growing cycle which is generally less than one year. The amount of outstanding grower contract commitments was approximately $1.4 million at December 31, 1994. Calgene Fresh is contracting with growers to supply tomatoes which in many cases will require the Company to advance payments through the growing season. These commitments are expected to increase as Calgene Fresh expands its commercialization efforts. The Company's bank line of credit allows it to finance up to 60 percent of the qualifying crop inventory purchases with the exception of advance payments for growing crops.

  The Company has capitalized the legal fees incurred in its lawsuit with Enzo Biochem, Inc. related to Calgene's defense of its antisense patent. If the defense of Calgene's patent is unsuccessful, the Company would have to expense all of these unamortized legal costs. At December 31, 1994, the amount of these unamortized costs was $4.6 million. The Company believes that future legal defense costs may be substantial.

  In connection with the removal of an underground petroleum storage tank at a subsidiary's facility in Illinois, the Company discovered that the soil and ground water at the site were contaminated with petroleum hydrocarbons. The tank was installed by a prior owner of the facility. Calgene is remediating the site pursuant to the requirements of the Illinois Environmental Protection Agency and has received reimbursement for a portion of its cleanup expenses from the Illinois underground storage tank cleanup fund. Reimbursement, if funds continue to be available, is subject to an annual maximum amount of $1.0 million and a deductible of $10,000. The Company believes that the ultimate resolution of this matter will not have a material adverse effect on its business, financial condition or results of operations.

  The Company expects that capital expenditures in fiscal 1995 will be approximately $8 million, a significant portion of which the Company expects to fund with debt or lease financing.

  The Company's cash, equivalents and short-term available-for-sale securities at December 31, 1994, are expected to be sufficient to meet Calgene's cash requirements at least through calendar 1995. However, this expectation is based on the Company's anticipated levels of future losses, which are difficult to predict. The Company's future liquidity is expected to depend largely on the level of profit or losses generated by the Company's tomato business, at least until commercialization of the Company's other genetically engineered products. In addition, the Company anticipates that, if its tomato, cotton, and plant oil businesses expand significantly, they will require increasing levels of working capital. Thus, the Company may be required to issue equity securities, incur debt or enter into other financing arrangements in the future. In such event, there is no assurance that the Company will be successful in raising sufficient additional capital or that the terms of any funding will be favorable.

                          PART II.  OTHER INFORMATION

ITEM 1.     Legal Proceedings
            -----------------

  Calgene currently is engaged in litigation with Enzo Biochem, Inc. ("Enzo"), a biotechnology company in the human health care product industry. Enzo is the exclusive licensee of three U.S. patents issued in 1993 to the State University of New York ("SUNY"). Enzo asserts that these patents (the "SUNY/Enzo Patents") contain claims covering the use of antisense technology in all cells, including plant cells. Antisense technology is used in some of Calgene's products, including tomato varieties with the FLAVR SAVR gene. Calgene believes that the claims in the SUNY/Enzo Patents (No. 5,190,931, No. 5,208,149 and No. 5,272,065) are invalid, unenforceable and not infringed. Calgene further believes that even if the SUNY/Enzo Patents claims directed to the use of antisense technology in all cells were valid and infringed, this would not invalidate Calgene's patent (No. 5,107,065) directed to antisense in plant cells (the "Calgene Antisense Patent") and that commercialization by any company of products using antisense technology in plant cells would in such case require a license under both the SUNY/Enzo Patent and Calgene Antisense Patent.

  In 1993, Enzo filed patent litigation against Calgene in the United States District Court in Delaware (Civ. No. 93-110-JJF) alleging willful patent infringement of the first issued SUNY/Enzo patent (No. 5,190,931) and unfair competition by Calgene, and requesting a declaratory judgment that the Calgene Antisense Patent is invalid. Enzo also claims that Calgene has threatened Enzo and its prospective licensees, that Calgene conducted bad-faith negotiations with Enzo regarding the possible granting of a license by Enzo under its then pending application, that Calgene commenced frivolous litigation against Enzo in California, and that Calgene has slandered Enzo. Calgene has asserted that Calgene does not infringe the SUNY/Enzo Patent No. 5,190,931 and that the SUNY/Enzo Patent No. 5,190,931 is invalid and unenforceable. Calgene has also denied the other claims in Enzo's complaint. Calgene has received a written opinion from its patent counsel, Lyon & Lyon, that the SUNY/Enzo Patent No. 5,190,931 is invalid and not infringed by Calgene.

  On February 9, 1994, Enzo filed a second patent suit in the United States District Court in Delaware alleging willful infringement by Calgene of SUNY/Enzo Patent No. 5,208,149 (Civ. No. 94-57). The patent at issue in this litigation is a daughter application of the SUNY/Enzo Patent No. 5,190,931 and contains claims which are directed to antisense constructs having a particular stem and loop structure. Calgene has answered the complaint by denying its essential allegations and asserting that Patent No. 5,208,149 is invalid, unenforceable and not infringed. Calgene has also counterclaimed requesting a declaratory judgment that a third antisense patent exclusively licensed from SUNY (SUNY/Enzo Patent No. 5,272,065) is invalid and unenforceable. Calgene has also received written opinions from patent counsel, Lyon & Lyon, that the SUNY/Enzo Patent No. 5,208,149 and Patent No. 5,272,065 are invalid and not infringed by Calgene.
The two Delaware actions have now been consolidated. Trial is scheduled to begin on April 4, 1995.

  On March 22, 1994, Enzo filed suit in the United States District Court for the Western District of Washington naming Calgene and the Fred Hutchinson Cancer Research Center ("FHCRC") as co-defendants. The suit alleges five claims, only one of which is specifically directed to Calgene. In that claim, which names Calgene and the FHCRC, Enzo seeks to have the sublicense granted by the FHCRC to Calgene under a pending FHCRC patent application, which is also directed to antisense technology, declared invalid as against public policy. A motion to amend the complaint is pending. Enzo has requested a jury trial in its complaint.

  Although Calgene believes that the SUNY/Enzo Patents are invalid, unenforceable and not infringed, a court might not agree. If a court were to determine that any claim validly covers plant cells and is infringed by Calgene's sale of products using antisense technology, Calgene could be held liable for significant damages and be precluded from producing and selling the FLAVR SAVR tomato, as well as other products under development, without a license. There is no assurance that a license, if necessary, could be obtained by Calgene on commercially acceptable terms. If the court were to determine that the Calgene Antisense Patent is invalid or unenforceable, Calgene would be deprived of the competitive and licensing advantages afforded by its patent. Moreover, the Company would have to expense the capitalized legal fees related to the defense of the Calgene's Antisense Patent, which amounted to approximately $4.6 million at December 31, 1994.

  Although the results of litigation cannot be predicted with any assurance, Calgene believes that the Enzo litigation will not have a materially adverse effect on its consolidated financial position or results of operations, based on Calgene's belief that the SUNY/Enzo Patents are invalid and not infringed by Calgene and that the Calgene Antisense Patent is valid.

  The Company is party to other pending litigation incidental to its business and has from time to time been notified of various claims that are not the subject of pending litigation. While the results of litigation and claims cannot be predicted with certainty, the Company believes that the final outcome of all such other litigation matters and claims will not have a materially adverse effect on its consolidated financial position or results of operations.

ITEM 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

  The Annual Meeting of Shareholders was held on November 16, 1994. The following table shows voting information for each item voted upon:

                                               WITHHELD/    BROKER
                           FOR       AGAINST   ABSTAINED   NON-VOTE
                        ----------   -------   ---------   --------

NOMINEES FOR
- - - ------------
ELECTION AS
- - - -----------
DIRECTORS
- - - ---------
Donald L. Baeder        22,838,472        -     458,843          0
Robert E. Baker         22,845,613        -     451,702          0
Warren R. Haug          22,805,936        -     491,379          0
Donald Helinski         22,843,134        -     454,181          0
Howard D. Palefsky      22,840,749        -     456,566          0
Roger H. Salquist       22,794,118        -     503,197          0
Roderick N. Stacey      22,846,714        -     450,601          0
Carl V. Stinnett        22,848,556        -     448,759          0
Allen J. Vangelos       22,840,981        -     456,334          0
Ann M. Veneman          22,842,696        -     454,619          0
John L. Vohs            22,807,867        -     489,448          0

CONFIRMATION OF
- - - ---------------
AUDITORS                22,873,721   197,651    225,943          0
- - - --------


                                               WITHHELD/    BROKER
                           FOR       AGAINST   ABSTAINED   NON-VOTE
                        ---------    -------   ---------   --------
AMENDMENT OF
- - - ------------
1991 STOCK
- - - ----------
OPTION PLAN             21,009,757  1,936,982    350,576         0
- - - -----------
Increasing the number
of shares of Common
Stock authorized and
reserved for issuance
from 1,250,000 to
2,500,000


ITEM 5.     Other Information
            -----------------

  On November 17, 1994, John L. Vohs resigned as a Calgene Inc. Director.


ITEM 6.     Exhibits and Reports on Form 8-K
            --------------------------------

            27.  Financial Data Schedule

                                  SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            CALGENE, INC.


Date:  February 10, 1995



                                            /s/ Michael J. Motroni
                                            ----------------------
                                            Michael J. Motroni
                                            Vice President of Finance
                                            (Principal Financial and
                                            Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------

EXHIBIT NUMBER                DESCRIPTION
- - - --------------                -----------
     27                Article 5 of Financial Data Schedule for
                       4th Quarter 10-Q