Form 10-Q
period 1995-03-31
CALGENE INC /DE/
filed 1995-05-15
CIK 793931

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1995 or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission File Number: 0-14802

                                 Calgene, Inc.
             (Exact name of registrant as specified in its charter)

            Delaware                                     68-0115089
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization


           1920 Fifth Street,
           Davis, California                               95616
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

  X      Yes                 No
- ----                 ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock Outstanding at April 30, 1995: 30,242,226 shares

                                 CALGENE, INC.

                                     INDEX


                                                                        Page No.
Part I.  Financial Information (unaudited)

         Condensed consolidated balance sheets -
         March 31, 1995 and June 30, 1994 .................................    4

         Condensed  consolidated  statements
         of operations - three months ended
         March 31, 1995 and 1994 and
         nine months ended March 31, 1995 and 1994 ........................    5

         Condensed consolidated statements of
         cash flows - nine months ended
         March 31, 1995 and 1994 ..........................................    6

         Notes to condensed consolidated
         financial statements .............................................    7

         Management's discussion and analysis
         of financial condition and results
         of operations ....................................................    9


Part II.  Other Information

         Item 1.  Legal Proceedings .......................................   17

         Item 5.  Other Information .......................................   18

         Item 6.  Exhibits and Reports on Form 8-K ........................   18


Signatures ................................................................   19

                         PART I. FINANCIAL INFORMATION

                                 Calgene, Inc.
                     Condensed Consolidated Balance Sheets
                                ($ in thousands)
                                  (Unaudited)

                                                    March 31           June 30
Assets                                               1995                1994
                                                   ---------          ---------
Current assets:
  Cash and equivalents                             $  10,673           $  5,286
  Available-for-sale securities                        6,620             15,457
  Accounts receivable, net of allowances              14,336              4,792
  Inventories                                          9,334              5,068
  Prepaid expenses and other current assets            2,194              2,278
                                                   ---------          ---------
    Total current assets                              43,157             32,881

Property, plant and equipment:
  Land                                                   763                763
  Buildings                                            3,710              3,622
  Leasehold improvements                               9,324              8,486
  Furniture, fixtures and equipme                     20,335             18,600
  Construction in progress                             2,446                892
                                                   ---------          ---------
                                                      36,578             32,363
  Less accumulated depreciation and amortization      15,057             12,872
                                                   ---------          ---------
    Property, plant and equipment, net                21,521             19,491

Available-for-sale securities - pledged                1,281              1,415
Product rights, patents and other intangible
  assets, less accumulated amortization               14,985             13,100
Costs in excess of fair values assigned to net
  assets acquired, less accumulated amortization      10,095             10,577
Other non current assets                                 722                848
                                                   ---------          ---------

                                                   $  91,761          $  78,312
                                                   =========          =========

Liabilities and shareholders' equity
Current liabilities:
  Notes payable                                    $  12,663          $   8,650
  Accounts payable                                     8,049              7,916
  Accrued payroll and related expenses                 1,936              1,803
  License contract payable                             1,625              1,500
  Amounts due customers                                1,491              3,328
  Other accrued liabilities                            3,494              3,260
  Current portion of long-term debt                    1,025              1,728
                                                   ---------          ---------
    Total current liabilities                         30,283             28,185

License contract payable, long-term                      750              1,500
Long-term debt                                         3,955              4,204

Commitments and contingencies

Shareholders' equity:
  Common stock, $.001 par value; 50,000,000
    shares authorized; 30,228,235 and 26,506,312
    shares issued and outstanding at
    March 31, 1995 and June 30, 1994, respectively        30                 27
  Additional paid-in capital                         222,926            190,934
  Accumulated deficit                               (166,183)          (146,538)
                                                   ---------          ---------

    Total shareholders' equity                        56,773             44,423
                                                   ---------          ---------

                                                   $  91,761          $  78,312
                                                   =========          =========



                              See accompanying notes.

                                 Calgene, Inc.
                Condensed Consolidated Statements of Operations
                   ($ in thousands, except per share amounts)
                                  (Unaudited)


                                                  Three Months                      Nine Months
                                                 Ended March 31                    Ended March 31
                                         -----------------------------     ------------------------------
                                             1995             1994             1995             1994
                                         ------------     ------------     ------------     ------------
Revenues:
  Product sales, net                     $     18,399     $     12,739     $     33,512     $     23,542
  Product development revenues                    797              367            5,230            1,542
  Interest income                                 253              123              793              606
  Other income, net                                67               94              121              177
                                         ------------     ------------     ------------     ------------
                                               19,516           13,323           39,656           25,867


Costs and expenses:
  Cost of goods sold                           15,039           13,855           34,094           28,058
  Research and development                      3,330            4,186           11,839           11,940
  Selling, general and administrative           4,583            4,784           11,925           15,939
  Interest expense                                257              230              614              485
                                         ------------     ------------     ------------     ------------
                                               23,209           23,055           58,472           56,422


Minority interest share of net loss                 7               31               33               77
Equity in net loss of affiliate                    (7)             (77)             (72)            (511)
Gain (loss) on disposition of assets             (653)              (7)            (644)              21
                                         ------------     ------------     ------------     ------------

Loss from operations before
  income taxes                                 (4,346)          (9,785)         (19,499)         (30,968)
Provision for income taxes                        113                4              146               13
                                         ------------     ------------     ------------     ------------

Net loss                                 $     (4,459)    $     (9,789)    $    (19,645)    $    (30,981)
                                         ============     ============     ============     ============



Net loss per share                       $      (0.15)    $      (0.39)    $      (0.67)    $      (1.25)
                                         ============     ============     ============     ============



Shares used in per share calculations      30,214,756       25,328,216       29,171,658       24,794,571




                                              See accompanying notes.

                                 Calgene, Inc,
                Condensed Consolidated Statements of Cash Flows
                    Increase (Decrease) in Cash Equivalents
                                ($ in Thousands)
                                  (Unaudited)


                                                           Nine Months Ended
                                                                March 31
                                                          --------------------
                                                          1995            1994
                                                          ----            ----

Cash flows from operating activities:
   Net loss                                             $(19,645)      $(30,981)
   Adjustments to reconcile net loss to
   net cash used in operating activities:
     Depreciation and amortization                         3,678          2,627
     Loss (gain) on disposition of assets                    644            (21)
     Equity in net loss of affiliate                          72            511
     Stock compensation                                      339            584
     Other                                                    (6)           (25)
   Net changes in:
     Operating assets                                    (13,565)        (8,618)
     Operating liabilities                                (1,337)         4,168
                                                        --------       --------
       Net cash used in operating activities             (29,820)       (31,755)

Cash flows from investing activities:
   Proceeds from sales of securities                      16,732         21,251
   Purchase of securities                                 (7,916)        (7,722)
   Collection of notes receivable                           --            1,645
   Investment in affiliate                                   (69)          (491)
   Capital expenditures for property,
     plant and equipment                                  (4,750)        (3,810)
   Purchases of product rights, patents
     and other intangible assets                          (3,066)        (4,091)
   Other                                                      26             55
                                                        --------       --------
       Net cash provided by investing activities             957          6,837

Cash flows from financing activities:
   Proceeds from notes payable                            18,712         12,767
   Payments on notes payable                             (14,699)       (11,052)
   Decrease in securities-pledged                            134            136
   Principal payments on long-term debt                   (1,574)          (659)
   Sale of common stock                                   31,677         10,318
                                                        --------       --------
       Net cash provided by financing activities          34,250         11,510
                                                        --------       --------

Net increase (decrease) in cash and equivalents            5,387        (13,408)
Cash and equivalents at beginning of period                5,286         15,009
                                                        --------       --------
Cash and equivalents at end of period                   $ 10,673       $  1,601
                                                        ========       ========



Supplemental  disclosures of cash flow information:
  Cash paid during the period for:
       Interest                                         $    595       $    407
       Income taxes                                     $     42       $     41


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

     In the opinion of management, the interim financial statements reflect all adjustments necessary, consisting only of normal recurring adjustments, to present fairly the Company's consolidated financial position at March 31, 1995 and the consolidated results of operations and cash flows for the fiscal quarters and nine month periods ended March 31, 1995 and 1994. Results for the period ended March 31, 1995 are not necessarily indicative of results to be expected for the entire fiscal year.

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

     Certain amounts reported in the fiscal quarter and nine month period ended March 31, 1994 have been reclassified to conform with the presentation of the fiscal quarter and the nine month period ended March 31, 1995.

2.   Accounting Change

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

3.   Inventories

     Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market value. Inventories consist of the following (in thousands):

                                      March 31, 1995       June 30, 1994
                                      --------------       -------------

           Raw materials                  $1,092               $  858
           Work in progress                4,892                2,093
           Finished goods                  3,350                2,117
                                          ------               ------

                                          $9,334               $5,068
                                          ======               ======

4.   Patent and Legal Proceedings

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

6.   License Sale

     In December 1994, Calgene and a contractual partner sold a license to two companies that allow them to use certain plant herbicide tolerance technology developed by Calgene. Calgene recorded $3,750,000 from that sale. The technology license sold was not related to Calgene's core product areas.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Overview of Calgene Fresh

     Following FDA approval of the Company's FLAVR SAVR(TM) tomato in May 1994, the Company began selling limited quantities of FLAVR SAVR varieties and began planting increased acreage in order to increase availability in fiscal 1995. Calgene has exclusive rights to genetically engineer certain third-party proprietary tomato lines bred for superior taste and agronomic performance and is currently developing varieties from these and other materials which are expected to have the agronomic characteristics required for all growing regions and seasons. The Company does not yet have suitable varieties from this program for every growing region and has not yet completed the testing of such varieties. Although these factors are expected to constrain the scale-up of the Company's fresh market tomato business, as discussed below, sales are expected to be higher in fiscal 1995 as compared to the prior year, particularly in the fourth fiscal quarter.

     The Company's fresh market tomato business continued to experience negative gross margins in the third quarter and will not achieve positive gross margins until the Company realizes substantial reductions in the high unit costs that the Company has continually incurred in the production, distribution and marketing of vine-ripened tomatoes. The Company believes that such cost reductions will depend primarily on (i) tomatoes with the FLAVR SAVR gene providing substantial cost savings due to reduced spoilage; (ii) the Company achieving lower costs from increased crop yields, innovative production, packaging, handling and distribution methods and from additional experience in the business; and (iii) production, and sales volumes reaching levels that will provide substantial economies of scale. In order to reduce the handling damage and improve the percentage of high quality tomatoes successfully packed and transported to customers, the Company established fresh tomato packing and shipping facilities located near its three primary crop production areas. The Company's Florida facility began operations at the start of the fourth fiscal quarter and its Georgia and California facilities are expected to commence operations in May.

     The Company's financial results in its fourth quarter of fiscal 1995 will depend in large part on its yields of vine-ripened tomatoes and the proportion that can be packed and sold as premium tomatoes. As part of its continuous tomato production program, the Company currently has tomato crops containing the FLAVR SAVR gene planted in five locations--four of which are for harvest and sale in the fourth quarter of fiscal 1995. Yields and packouts of premium tomatoes at the first location harvested in Florida were lower than expected by the Company, and this lower output will result in lower than planned revenues, and a higher than planned net loss, for the fourth quarter of fiscal 1995. The Company's initial indications are that the yield and premium fruit pack-out at the remaining locations to be harvested in the balance of the fourth quarter will be, in the aggregate, consistent with the Company's expected output for such remaining locations. There can be no assurance, of course, as to the output levels of premium tomatoes that will be achieved. The superior quality of the Company's premium tomato products has resulted in the sale of all available premium fruit production to date at wholesale prices substantially higher than the prevailing market price for commodity tomatoes. This trend is expected to continue through the fourth quarter.

     Revenues

     Calgene's product sales in the third quarter of fiscal 1995 increased 44.4% to $18.4 million from $12.7 million in the comparable period of the prior year. The increase reflects $3.5 million in higher cotton seed sales, $1.0 million in higher sales of specialty oleochemical products and $1.0 million in higher sales of fresh market tomatoes. In the third quarter of fiscal 1995, cotton seed sales were $10.6 million, plant based oil product sales were $4.6 million and tomato sales were $2.9 million. Product sales for the nine month period ended March 31, 1995 increased 42.3% to $33.5 million from $23.5 million in the comparable period of the prior year. Tomato sales increased by $4.4 million and cotton seed sales increased $4.2 million. In addition, the increase reflects $1.6 million in higher sales of specialty oleochemical products.

     Product development revenues in fiscal 1995 increased by $430,000 in the third quarter and by $3.7 million in the first nine months as compared to the corresponding periods of the prior year. The third quarter increase reflects $325,000 in research contract milestone payments and the addition of a new research contract . The increase in year-to-date product development revenues is due to a non-recurring $3,750,000 technology license sale in December 1994. The increases in the third quarter and first nine month periods of fiscal 1995 were partly offset by the conclusion of certain research contracts.

     Interest income in fiscal 1995 increased by $130,000 in the third quarter and by $187,000 in first nine months as compared to the corresponding periods in the prior year. The increase in the third quarter was primarily due to higher interest rates.

     Gross  Profit

     Calgene's gross profit on net product sales was $3.4 million in the third quarter of fiscal 1995 as compared to a gross loss of $1.1 million in the comparable period of the prior year. The increase in gross profit is primarily due to a third quarter improvement of $2.8 million at Calgene Fresh. In the third quarter of the prior year Calgene Fresh incurred substantial gross losses from the sale of non-genetically engineered tomatoes grown for the Company in Mexico by contract growers. The improved gross profit in the third quarter of fiscal 1995 also reflects an increase of $1.3 million at Stoneville attributable to a higher volume of cotton seed sales, and an increase at Calgene Chemical. Gross loss in the first nine months of fiscal 1995 was $582,000 as compared to $4.5 million in the corresponding period of the prior year. The year-to-date reduction in gross loss reflects a $1.9 million decrease in the gross loss of Calgene Fresh. In addition, the reduction in gross loss reflects gross profit increases of $1.6 million at Stoneville and $287,000 at Calgene Chemical primarily from higher sales.

     Research and Development Expenses

     Research and development expenses decreased by $856,000 or 20.4% in the third quarter and by $101,000 in the first nine months of fiscal 1995 as compared to the corresponding periods of the prior year. The decreases are primarily due to lower product development, regulatory and distribution testing expenses at Calgene Fresh. The third quarter and year-to-date decreases were partly offset by higher expenditures for licensing activities and higher product development expenses for genetically modified rapeseed oils.

     In January 1995, the Company implemented a program to reduce ongoing research and selling, general and administrative expenses which is expected to have a positive fiscal 1996 impact of approximately $2 million. This program included staff reductions of approximately 10% of the Company's 320 regular full time employees, and reflects a shift in resources from research into product development to focus on commercialization of the Company's genetically engineered products. Expenses associated with this reduction in force were $201,000 in the third quarter of fiscal 1995.

     Selling, General and Administrative Expenses

     Calgene's selling, general and administrative expenses decreased by $201,000 or 4.2% in the third quarter of fiscal 1995 and by $4.0 million or 25.2% in the first nine months as compared to the same periods of the prior year. The decreases are primarily due to a $1.0 million and a $5.1 million reduction in expenses at Calgene Fresh for the third quarter and first nine months of fiscal 1995, respectively. The third quarter and year-to-date decrease at Calgene Fresh reflects the fiscal 1994 third quarter scale back charge of $608,000 attributable to the reduction of non-genetically engineered tomato marketing operations, and lower payroll expenses. In addition, the nine month decrease reflects lower consulting and marketing expenses. These decreases were partly offset by higher general corporate expenses which include a $483,000 write-off of costs associated with Calgene's decision to conclude discussions with a potential strategic partner.

     Interest Expense

     Interest expense, which reflects the Company's borrowings on its bank line of credit and long-term debt obligations, increased by $27,000 in the third quarter of fiscal 1995 and by $129,000 in the first nine months as compared to the corresponding periods of the prior year. The increases were due primarily to higher interest rates on the Company's bank line of credit, and higher borrowings on the bank line of credit to finance inventories and receivables.

     Equity in Net Loss of Affiliate

     For the first nine months of fiscal 1995 Calgene recognized $72,000 in losses as compared to $511,000 in the corresponding period of the prior year. The lower loss reflects reduced business and product development activities as the 50% owned affiliate, Osmotica, scales back operations and focuses on technology licensing opportunities.

     Gain (Loss) on Disposition of Assets

     Loss on disposition of assets in the third quarter of fiscal 1995 was $653,000 as compared to $7,000 in the comparable period of the prior year. For the first nine months of fiscal 1995, loss on disposition of assets was $644,000 as compared to a gain of $21,000 in the corresponding period of the prior year. The increased losses reflect the third quarter $686,000 write-off of obsolete assets by Calgene Fresh.

     Loss  Before Income Taxes

     In the third quarter of fiscal 1995, Calgene incurred a pre-tax loss of $4.3 million as compared to a pre-tax loss of $9.8 million in the corresponding period of the prior year. In the first nine months of fiscal 1995, Calgene incurred a pre-tax loss of $19.5 million as compared to $31.0 million in the corresponding period of the prior year. The decreased fiscal 1995 third quarter and year-to-date pre-tax losses are primarily attributable to lower selling, general and administrative expenses at Calgene Fresh, a reduction in gross losses on net product sales at Calgene Fresh and higher product development revenues. In addition, the decreased pre-tax losses reflect increases in gross profits on net product sales from Stoneville and Calgene Chemical, decreases in research and development expenses, and lower losses related to Calgene's investment in Osmotica. These factors were partly offset by higher selling, general and administrative expenses for general corporate expenditures, and the loss on the disposition of obsolete assets.

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

     Seasonality

     Tomato prices are generally higher and unit volume lower during winter months due to adverse weather conditions. The opposite effect occurs in summer months. Sales of planting seed are seasonal, causing significant fluctuations in product sales and working capital requirements. Cotton seed sales are concentrated in the quarters ending March 31 and June 30. Sales of winter canola seed varieties occur almost entirely in the quarters ending September 30 and December 31. Seed potato sales occur in March and April.
Calgene Chemical's sales are generally not seasonal.

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

Liquidity and Capital Resources

     At March  31,  1995  Calgene  had  cash  and  equivalents  and  short  term available-for-sale securities of approximately $17.3 million, excluding $1.3 million in securities pledged as collateral for certain obligations. This was a decrease of $3.5 million from June 30, 1994. Uses of cash in fiscal 1995 included financing the Company's $19.6 million net loss, a $13.6 million increase in operating assets, the acquisition of $4.8 million in property, plant and equipment, the investment of $3.1 million in product rights, patents and other intangible assets (including capitalized patent legal defense costs), payments of $1.6 million on long-term debt, and a $1.3 million decrease in operating liabilities. Sources of cash included the Company's October 1994 and July 1994 offerings of Common Stock which contributed net proceeds of $16.4 million and $14.8 million, respectively, a $4.0 million increase in notes payable, and additional Common Stock proceeds of $450,000 resulting from the exercise of employee stock options and employee participation in the Company's stock purchase plan. The Company's investment policy is to invest excess cash in high quality, liquid, short-term fixed income securities.

     Current operating assets increased by $13.6 million at March 31, 1995 (including the effects of discontinued operations) as compared to June 30, 1994 due to a $9.9 million increase in accounts receivable, a $3.4 increase in inventories, and an increase in prepaid expenses and other current assets. The increase in accounts receivable was primarily due to higher seasonal sales of cotton seed, and higher sales at Calgene Chemical. This increase was partly offset by the collection of product development contract revenue receivables and lower tomato receivables. Inventories increased primarily due to the ramp-up of tomato growing costs at Calgene Fresh, and to higher seasonal inventories of potato tubers and cotton seed. These increases were partly offset by a $883,000 reduction of specialty canola oil inventory and a $846,000 decrease in alfalfa seed inventory. Prepaids and other current assets increased $212,000 due to advances on tomato grower contracts.

     Current liabilities increased $2.1 million at March 31, 1995 as compared to June 30, 1994 largely due to a $4.0 increase in notes payable. In addition, the aggregate increase in accounts payable, accrued payroll and related expenses, license contract payable, and other accrued liabilities totaled $625,000. These increases were partly offset by a $1.8 million decrease in amounts due customers and a $703,000 decrease in current portion of long-term debt. The increase in notes payable reflects seasonal utilization of the Company's bank line of credit. The decrease in amounts due customers primarily reflects refunds due customers for prior year cottonseed returns consistent within current industry practice.

     Net working capital increased $8.2 million from $4.7 million at June 30, 1994 to $12.9 million at March 31, 1995 primarily due to the $13.6 million increase in current operating assets, partly offset by the $3.5 million decrease in cash and available-for-sale-securities and the $2.1 million increase in current liabilities.

     A $13 million bank line of credit is used to help finance working capital requirements for Calgene's subsidiaries. Borrowings under the line of credit bear interest at the greater of one quarter percent over the bank's prime rate or two and one half percent over the federal funds rate. On March 31, 1995 the bank's prime rate was 9.0% and the federal funds rate was 5.56%. The weighted average annual interest rate under the line of credit was 6.56% for the fiscal year ended June 30, 1994 and 8.63% for the nine month period ended March 31, 1995. As of March 31, 1995, $11.2 million of indebtedness was outstanding on the bank line of credit, which expires on January 31, 1996. The line of credit contains financial covenants, with which the Company was in compliance as of March 31, 1995. There is no assurance that the line of credit will be renewed or that its terms will not be modified, that the Company will continue to satisfy the financial covenants in the future or that in the event of non-compliance the bank would grant waivers.

     In the normal course of business, the Company enters into various grower contracts with third party growers. Pursuant to these contracts, the Company contracts with growers to purchase their crop, subject to certain quality standards, at the end of the growing cycle which is generally less than one year. The amount of outstanding grower contract commitments was approximately $4.3 million at March 31, 1995. Calgene Fresh is contracting with growers to supply tomatoes which require the Company to either directly pay for crop growing and harvesting costs or make advance payments through the growing season. These commitments are expected to increase as Calgene Fresh expands its commercialization efforts. The Company's bank line of credit allows it to finance up to 60 percent of the qualifying crop inventory purchases with the exception of advance payments for growing crops and tomatoes.

     The Company has capitalized the legal fees incurred in its lawsuit with Enzo Biochem, Inc. related to Calgene's defense of its antisense patent. If the defense of Calgene's patent is unsuccessful, the Company would have to expense all of these unamortized legal costs. At March 31, 1995, the amount of these unamortized costs was $5.2 million. The Company believes that future legal defense costs may be substantial.

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

     The Company expects that remaining capital expenditures in fiscal 1995 will be approximately $4 million, a portion of which the Company expects to fund with debt or lease financing.

     The Company's cash, equivalents and short-term available-for-sale securities at March 31, 1995, are expected to be sufficient to meet Calgene's cash requirements at least through calendar 1995. However, this expectation is based on the Company's anticipated levels of future losses, which are difficult to predict. The Company's future liquidity is expected to depend largely on the level of profit or losses generated by the Company's tomato business, at least until commercialization of the Company's other genetically engineered products. In addition, the Company anticipates that, if its tomato, cotton, and plant oil businesses expand significantly, they will require increasing levels of working capital. Thus, the Company may be required to issue equity securities, incur debt or enter into other financing arrangements in the future. In such event, there is no assurance that the Company will be successful in raising sufficient additional capital or that the terms of any funding will be favorable.

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

     In 1993, Enzo filed patent litigation against Calgene in the United States District Court in Delaware (Civ. No. 93-110-JJF) alleging willful patent infringement of the first issued SUNY/Enzo patent (No. 5,190,931) and unfair competition by Calgene, and requesting a declaratory judgment that the Calgene Antisense Patent is invalid. Enzo claims that Calgene has threatened Enzo and its prospective licensees, that Calgene conducted bad-faith negotiations with Enzo regarding the possible granting of a license by Enzo under its then pending application, Enzo's claim is still pending, and that Calgene has slandered Enzo have been dismissed with prejudice by Enzo. Calgene has asserted that Calgene does not infringe the SUNY/Enzo Patent No. 5,190,931 and that the SUNY/Enzo Patent No. 5,190,931 is invalid and unenforceable. Calgene has also denied the other claims in Enzo's complaint. Calgene has received a written opinion from its patent counsel, Lyon & Lyon, that the SUNY/Enzo Patent No. 5,190,931 is invalid and not infringed by Calgene.

     On February 9, 1994, Enzo filed a second patent suit in the United States District Court in Delaware alleging willful infringement by Calgene of SUNY/Enzo Patent No. 5,208,149 (Civ. No. 94-57). The patent at issue in this litigation is a daughter application of the SUNY/Enzo Patent No. 5,190,931 and contains claims which are directed to antisense constructs having a particular stem and loop structure. Calgene has answered the complaint by denying its essential allegations and asserting that Patent No. 5,208,149 is invalid, unenforceable and not infringed. Calgene has also counterclaimed requesting a declaratory judgment that a third antisense patent exclusively licensed from SUNY (SUNY/Enzo Patent No. 5,272,065) is invalid and unenforceable. Calgene has also received written opinions from patent counsel, Lyon & Lyon, that the SUNY/Enzo Patent No. 5,208,149 and Patent No. 5,272,065 are invalid and not infringed by Calgene. The two Delaware actions have now been consolidated. A bench trial was held before Judge Farnan from April 4 through April 21, 1995. Enzo's claims for unfair negotiations, reliance on improper science, unfair press release and slander were dismissed with prejudice. The Judge's decision will not be rendered for at lease several months.

     On March 22, 1994, Enzo filed suit in the United States District Court for the Western District of Washington naming Calgene and the Fred Hutchinson Cancer Research Center ("FHCRC") as co-defendants. As amended by Enzo, the suit alleges seven claims, only one of which is specifically directed to Calgene. In that claim, which names Calgene and the FHCRC, Enzo seeks to have the sublicense granted by the FHCRC to Calgene under a pending FHCRC patent application, which is also directed to antisense technology, declared invalid as against public policy. Enzo has requested a jury trial in its complaint.

     Although Calgene believes that the SUNY/Enzo Patents are invalid, unenforceable and not infringed, a court might not agree. If a court were to determine that any claim validly covers plant cells and is infringed by
Calgene's sale of products using antisense technology, Calgene could be held liable for significant damages and be precluded from producing and selling the FLAVR SAVR tomato, as well as other products under development, without a license. There is no assurance that a license, if necessary, could be obtained by Calgene on commercially acceptable terms. If the court were to determine that the Calgene Antisense Patent is invalid or unenforceable, Calgene would be deprived of the competitive and licensing advantages afforded by its patent. Moreover, the Company would have to expense the capitalized legal fees related to the defense of the Calgene's Antisense Patent, which amounted to approximately $5.2 million at March 31, 1995.

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


ITEM 5.  Other Information

     On April 26, 1995, Ann M. Veneman resigned as a Calgene Inc. Director.


ITEM 6.  Exhibits and Reports on Form 8-K

     None.

                                   Signatures





         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 CALGENE, INC.


Date:  May 12, 1995





                                           /s/ Michael J. Motroni
                                           Michael J. Motroni
                                           Vice President of Finance
                                           (Principal Financial and
                                           Accounting Officer)

                                 EXHIBIT INDEX


EXHIBIT NUMBER                                  DESCRIPTION
- --------------                                  -----------
      27                           Article 5 of Financial Data Schedule for
                                   3rd Quarter 10-Q