Form 10-K
period 1995-06-30
CALGENE INC /DE/
filed 1995-09-28
CIK 793931

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K
                                 ANNUAL REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] For the fiscal year ended June 30, 1995 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] For the transition period from ________ to ________.

         For the Fiscal Year Ended                   Commission File Number
               June 30, 1995                                 0-14802
                                 CALGENE, INC.
                                  (Registrant)
                Delaware                                68-0115089
      (State or other jurisdiction                    (I.R.S. Employer
             of incorporation)                       Identification No.)

                       1920 Fifth Street, Davis, CA 95616
              (Address of principal executive offices) (Zip Code)

       Registrants telephone number, including area code: (916) 753-6313

                       Securities registered pursuant to
                           Section 12 (b) of the Act:

                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.001 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X    No
                                       ---       ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $210,954,117 as of August 31, 1995 based upon the closing price on the NASDAQ National Market System reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     30,250,408 shares of Common Stock were Issued and Outstanding as of August 31, 1995.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held in December 1995, is incorporated by reference into Part III of this Form 10-K to the extent stated herein.

                                     PART I

ITEM 1.  BUSINESS
         --------

Overview

     Calgene is a biotechnology company that is developing a portfolio of genetically engineered plants and plant products for the food, seed and oleochemical industries. The Company's research and business efforts are focused in three core crop areas--fresh market tomato, edible and industrial plant oils (canola) and cotton--where Calgene believes biotechnology can provide substantial added commercial value in consumer, industrial and seed markets.

     Fresh Market Tomato. Calgene scientists have genetically engineered tomato varieties with the FLAVR SAVR(TM) gene which delays softening and reduces spoilage in order to enable the Company to provide vine-ripened tomatoes with improved taste to the $4 billion U.S. fresh tomato market throughout the year. Most fresh market tomatoes are bred for durability and harvested before they have begun to ripen, which reduces spoilage and handling damage, but at the expense of taste and texture. In contrast, tomato varieties bred for premium flavor and texture have been genetically engineered by Calgene scientists with the FLAVR SAVR gene which delays softening and thereby reduces spoilage, even when harvested vine-ripened. In May 1994, in response to Calgene's request, the U.S. Food and Drug Administration ("FDA") announced its determination that the FLAVR SAVR tomato has not been significantly altered with respect to safety or nutritive value when compared to conventional tomatoes. This action by the FDA allowed Calgene to begin commercialization of the FLAVR SAVR tomato, the world's first genetically engineered whole food product. Calgene has also recently received regulatory clearance to commercialize the FLAVR SAVR tomato in Canada and Mexico. The Company currently has 500 acres under contract located near its California packing and distribution facility and 250 acres under contract in Mexico. Calgene is currently selling FLAVR SAVR tomatoes and is marketing its premium quality, vine-ripened tomatoes under its MacGregor's(R) brand.

     Plant Oils. Calgene is developing genetically engineered rapeseed oils with a broad range of food and industrial applications. Rapeseed is an efficient oil producing plant, has certain biological characteristics that make it a good candidate for genetic engineering, and is adaptable to a wide range of growing regions. Calgene scientists have genetically engineered canola varieties that produce substantial quantities of laurate, an important ingredient in detergents that is not naturally present in canola or other non-tropical oil plants. In July 1995, the Company sold one million pounds of Laurical(TM) canola oil and is currently contracting for 10,000 to 15,000 acres of commercial production for October 1995. The Company is also currently conducting its eighth season of field trials with canola plants that have been genetically engineered to produce oil with increased stearate levels, creating a potential substitute for hydrogenated oils in margarine, shortening and confectionery products. The Company's subsidiary Calgene Chemical manufactures and distributes plant oil-based chemicals, and supplies Mobil Oil with plant oil-based biodegradable fluids. The Company has established strategic relationships with Procter &
Gamble, Unilever and Pfizer Food Science ("Pfizer") to address potential commercial opportunities for plant oil products.

     Cotton. Calgene's cotton genetic engineering program focuses on reducing farmers' growing costs through the development of cotton varieties that require less pesticides, and cotton varieties that produce natural colors. U.S. cotton farmers spend annually over $200 million on herbicides and $225 to $400 million on insecticides. Herbicide resistant and insect resistant cotton varieties have the potential to enable cotton farmers to significantly reduce the total volume of herbicides and insecticides applied, resulting in substantial savings in production costs, improved yields and benefits to the environment. Calgene believes that the cost savings to farmers will enable Calgene to price genetically engineered seed varieties at a premium to current cotton seed prices. In April 1995, the Company commercially introduced two genetically engineered cotton varieties ("BXN(TM) cotton"), which are resistant to the herbicide bromoxynil. Bromoxynil is produced and sold by Calgene's strategic cotton partner, Rhone-Poulenc Ag Company ("Rhone-Poulenc"), a leading agrichemical company. The BXN cotton seed was sold at a 45% price premium over Calgene's non-genetically engineered cotton seed. Calgene has also conducted field trials since 1991 with BXN cotton varieties that are also genetically engineered to contain a Bt gene for resistance to Heliothis, the principal cotton insect pest. Company scientists are in the early stages of developing cotton varieties having natural colors which will reduce or eliminate the need for dyeing and provide unique color-fastness. Calgene intends to produce identity-preserved genetically engineered cotton and sell premium-priced colored cotton fiber to the fabric, apparel and houseware manufacturers. The Company is currently selling genetically engineered BXN cotton seed through its subsidiary Stoneville Pedigreed Seed Company.

Business Strategy

     Calgene's business strategy is to build operating businesses in its core crop areas to facilitate the market introduction of genetically engineered proprietary products and to maximize the long-term financial return from such products. Implementation of this strategy will provide the Company with direct access to markets where it will sell fresh and processed plant products having improved quality traits or cost of production advantages, or both and to markets where it will sell seed that has been engineered with value-added agronomic traits. Calgene has selected tomato, canola and cotton as its core crops on the basis of the following criteria:

     o Calgene has efficiently transformed and regenerated these crops with proven plant transformation methods, thereby making the crops suitable candidates for genetic engineering.

     o These crops offer significant long-term profit opportunities for genetically engineered products in seed (input) or crop and product (output) markets, or both.

     o Market characteristics offer the Company a realistic opportunity to attain a leading market share in the input or output markets, or both.

     Calgene addresses its core crop opportunities through a combination of operating subsidiaries and commercial partnerships. In tomato, the Company has developed and is growing and distributing genetically engineered, branded, premium quality, fresh market tomatoes through its Calgene Fresh subsidiary. In plant oils, the Company has developed and is growing genetically engineered high laurate canola and is developing a portfolio of genetically engineered canola oils, some of which it intends to distribute and process through its Calgene Chemical subsidiary. Calgene Chemical currently distributes industrial and edible vegetable oils, and manufactures vegetable oil-based specialty chemicals. In certain market segments where the capital investment and other commitments required to serve the markets exceed Calgene's resources, the Company has established relationships with major corporations which have leading positions in the targeted segments. These arrangements provide for the other company to pay Calgene royalties based on genetically engineered product sales or usage, to purchase genetically engineered and nongenetically engineered plant-based raw materials from Calgene or to assist in Calgene's product and market development. In cotton, the Company is currently developing and marketing conventional seed varieties and genetically engineered herbicide resistant seed varieties through its Stoneville subsidiary and is developing and intends to market genetically engineered insect resistant cotton varieties.

Products and Product Development

Overview

     The following table sets forth Calgene's primary genetically engineered products and products under development, the potential commercial applications for such products, and the development status of such products:


                                                                                        Product
            Product                          Applications                          Development Status
            -------                          ------------                          ------------------

TOMATO
FLAVR SAVR Tomato               High quality fresh market tomato with   Commercialization began in 1994.
                                delayed fruit degradation.

Ethylene Control                Controlled ripening of produce.         Tomato plants with delayed fruit
                                                                        ripening are being evaluated.

OILS
High Laurate Oil                Less expensive source of raw materials  Commercialization began in 1995.
                                for soaps, detergents and cocoa butter
                                replacement fats.

High Stearate Oil               Margarine and shortening ingredient     Rapeseed plants with over 30% stearate
                                that requires no hydrogenation.  Less   in the oil have been produced and are in
                                expensive source of supply for cocoa    field trials.
                                butter replacement fats.

High Myristate Oil              Less expensive and more abundant        Rapeseed plants containing 40% myristate
                                source of raw materials for milder      in oil have been produced in the
                                soaps and personal care products.       greenhouse.

Medium Chain Fatty Acids/       Less expensive source of raw            Rapeseed plants with up to 38% medium
Medium Chain Triglycerides      materials for high performance          chain fatty acids have been produced in
                                lubricants, nutritional formulas and    the greenhouse.
                                high energy foods.

COTTON
BXN Cotton                      Cotton plants that require less         Commercialization began in 1995.
                                herbicide chemical usage.

BXN plus Bt Cotton              Cotton plants that require less         Initial varieties have been developed
                                herbicide and insecticide chemical      and are in field trials.  Commercial
                                usage.                                  introduction planned for 1997.

Tomato

     Calgene scientists have genetically engineered the patented FLAVR SAVR gene into flavorful tomato varieties to delay softening so that these varieties can remain on the vine longer to allow full flavor and texture to develop before harvest and be distributed with relatively low rates of spoilage. Market surveys indicate that consumers' primary complaints about fresh market tomatoes are their poor taste and texture. The inferior quality of most fresh market tomatoes is primarily attributable to the industry practices of selecting tomatoes bred for durability rather than for flavor, harvesting these tomatoes before they have begun to ripen, and refrigerating them at low temperatures in transit and storage. Generally, these tomatoes are harvested while still green and are induced to ripen by the application of ethylene gas. These practices reduce losses during transit and provide longer shelf life, but at the expense of flavor and texture. In contrast to these industry standard "gas green" tomatoes, Calgene tomato varieties are selected for premium flavor and texture. The FLAVR SAVR tomato can be harvested at a later stage of ripening, thereby allowing full development of flavor and reducing losses from spoilage in distribution.

     Fresh market tomatoes represent an over $4 billion retail and food service market in the U.S. An estimated 190,000 acres of fresh market tomatoes are grown each year, primarily in California, Florida and Mexico, to supply this market. Calgene is positioning the FLAVR SAVR tomato to compete with "gas green" tomatoes as well as conventionally developed, vine-ripened tomatoes. Calgene believes that by providing a reliable, year-round source of branded, consistently flavorful, premium-quality fresh market tomatoes, it has the potential to capture a significant share of the fresh tomato market at a premium price to "gas green" tomatoes. The Company also expects that the delayed softening and other features of the FLAVR SAVR tomato may provide a significant unit cost advantage over conventionally developed, vine-ripened tomatoes. Calgene has confirmed that introduction of the FLAVR SAVR gene results in tomatoes with significantly delayed softening characteristics. Tests conducted since 1992 confirmed that many fresh tomato varieties when harvested "vine-ripened" versus "gas green" also have substantially improved flavor.



     In January 1992, Calgene formed Calgene Fresh to develop, produce, market and distribute genetically engineered, branded, premium-quality, fresh market tomatoes. In April 1992, Calgene Fresh began sales of non-genetically engineered vine-ripened tomatoes in order to establish a grower base, test distribution logistics and validate brand recognition and premium pricing in advance of FDA approval of the FLAVR SAVR tomato. Following FDA approval of the FLAVR SAVR tomato in May 1994, the Company began selling limited quantities of FLAVR SAVR varieties and increased availability beginning in the second quarter of 1995. Calgene has exclusive rights to genetically engineer certain third-party proprietary tomato lines bred for superior taste and agronomic performance, but has not yet completed its plant breeding program to develop varieties which have the agronomic characteristics required for certain growing regions and seasons, and has not extensively tested the varieties which the Company has developed. These factors are expected to constrain the scale-up of the Company's fresh market tomato business.

     The  Company's  fresh market  tomato  business is  continuing to experience negative gross margins and will not achieve positive gross margins unless the Company realizes substantial reductions in the high unit cost that the Company has continually incurred in the production, distribution and marketing of vine-ripened tomatoes. The Company believes that such cost reduction will depend primarily on (i) tomatoes with the FLAVR SAVR gene providing substantial cost savings due to reduced spoilage; (ii) the Company achieving lower costs from increased crop yields through the development and introduction of additional FLAVR SAVR varieties, innovative production, packaging, handling and distribution methods and from additional experience in the business; and (iii) production and sales volumes reaching levels that will provide substantial economies of scale. In order to reduce the handling damage and improve the percentage of high quality tomatoes successfully transported to customers, the Company established three fresh tomato packing and shipping facilities located near its current primary crop growing regions. The Company's Florida facility began operations in April 1995 and its Georgia and California facilities commenced operations in May 1995. Calgene incurred low yields in fiscal 1995 in its Florida and Georgia growing regions largely due to poor agronomic performance from the Company's current FLAVR SAVR varieties and difficult growing conditions. Consequently, the Company has deferred its decision to grow FLAVR SAVR tomatoes in the Southeast for the Spring of 1996. Future plans to produce FLAVR SAVR tomatoes in these regions will largely depend on the results of the Company's variety development program. The Company's initial indications are that yield and premium fruit packout at the California locations will be, in the aggregate, consistent with the Company's expected output.

     The quality of fresh market tomatoes varies based on variety selection, growing practices, weather conditions, handling, packaging and other factors. A majority of FLAVR SAVR tomatoes that Calgene Fresh produces will not meet the MacGregor's brand premium quality standard. These vine-ripe tomatoes must be sold under a secondary brand. Consequently, Calgene Fresh has developed a multiple brand strategy to address the various segments of the U.S. fresh tomato market. The MacGregor's brand is being positioned as a premium product that the Company expects will be largely insulated from the price swings often associated with commodity tomatoes. The FLAVR SAVR Select(TM) secondary brands are being positioned to compete in the upper tier of the regular vine-ripe tomato market. Tomatoes that do not meet the MacGregor's or FLAVR SAVR Select quality standards will be sold in the commodity tomato market. The Company's limited marketing experience to date indicates that consumers will pay significant premiums for flavorful, premium quality, fresh market tomatoes.

     Calgene Fresh is using the existing tomato industry marketing system to sell its FLAVR SAVR tomatoes. Calgene Fresh is providing in-store support and customer programs for marketing of MacGregor's tomatoes and will initially focus these marketing efforts on the large chain and independent grocery stores.

     Calgene's tomato research was co-funded by the Campbell Institute for Research and Technology, a division of Campbell Soup Company ("Campbell"). This research resulted in the patented PG gene, cloned by Calgene scientists and referred to by Calgene as the FLAVR SAVR gene. In August 1991, Campbell licensed to Calgene the exclusive North American rights to produce and sell fresh market tomatoes containing the FLAVR SAVR gene. In February 1994, Calgene, Campbell and Zeneca A.V.P., another company using PG gene technology, entered into an agreement under which Calgene purchased exclusive worldwide royalty free rights to produce and sell fresh market tomatoes with the FLAVR SAVR gene.

     Calgene has a product development program to develop tomatoes with improved disease resistance. See "Research-- Tomato."

     The Company's longer term plan is to develop, produce, market and distribute fruits and vegetables other than tomatoes. The Company has initiated research programs in cooperation with private and university laboratories to develop genetically engineered bananas, apples, berries and other fruits with improved postharvest characteristics and continues to look for opportunities relating to other produce items. The Company is unable to predict whether other plants can be genetically engineered or the time and expenditures that would be required to complete any such research and development programs.

Canola

Genetically Engineered Oils

     Calgene has allocated the largest percentage of its research and development expenditures to develop a portfolio of genetically modified canola oils. Calgene selected canola because of its efficient oil producing capability and its adaptability to a broad range of North American and European growing regions. Canola also has certain biological characteristics that make it a good candidate for genetic engineering. The objectives of Calgene's canola oil modification program are to modify fatty acid chain length, the levels of saturation and the triglyceride structure in oils produced from canola plants. The oils and fatty acids so produced are targeted to address market segments and opportunities not currently supplied by naturally occurring vegetable oils or to provide a significantly lower cost source of supply for certain oils and fatty acids that are currently supply constrained. In addition, Calgene has targeted certain oils from plants which are not grown in the U.S. and must therefore be obtained from overseas sources.

     The discussion below describes the targets of Calgene's genetically modified oil programs and the estimated size of the current product markets for which Calgene's products, if developed, could serve as equivalents or substitutes. It should be recognized that Calgene's potential products might not be competitive with the entire market identified due to performance and pricing considerations. With the exception of the Company's initial laurate canola (Laurical(TM)) product currently being commercialized, Calgene's genetically modified oil products are in various stages of development. These projects involve substantial technical challenges and some are still in the "proof of concept" phase. Most of Calgene's genetically engineered oil products are not expected to be commercially available for several years, and their availability will depend upon, among other things, achievement of certain technical objectives in the product development process. See "Research."

     High Laurate Oil. Laurate or C12 is a key raw material for the soap, detergent, oleochemical, and personal care industries. In addition, laurate-based fats are used in confectionery applications that are cost sensitive or require specialized melting properties. Currently, commercial sources of laurate are limited to coconut and palm kernel oils, which are imported into the U.S. primarily from Southeast Asia. Calgene has isolated and patented a C12 thioesterase gene responsible for producing laurate. DNA constructs containing this thioesterase gene have been genetically engineered into canola plants, some of which have more than 40% laurate in the oil. The Company began commercial sales of its high laurate oil in 1995 and has sold the Laurical oil to one of the largest laurate oil consumers in the U.S. Calgene is currently evaluating the functional and commercial value of its laurate canola oil in confectionery applications. Using a different gene that they have cloned, Calgene scientists are also attempting to further elevate the percentage of laurate in canola oil to increase its commercial usefulness.

     High Stearate Oil. Margarines, shortenings and many fat based food ingredients are currently manufactured from vegetable oils that are chemically processed by hydrogenation to increase the level of solid fat in the oil to provide suitable texture and consistency. Calgene has engineered genetic constructs into canola plants to increase the levels of the fatty acid stearate. These high stearate oils could have superior functionality with respect to melting point, taste and texture and other characteristics. In addition, Calgene's high stearate oils are free of the trans fatty acids associated with hydrogenation, which many scientists believe promote the formation of cholesterol. The high level of stearate will also allow for the production of food products without chemical processing (hydrogenation). Calgene is evaluating these genetically engineered canola plants in both field trials and in greenhouses. Company scientists are currently attempting to increase the functionality of its high stearate oils for potential use in margarines, shortenings and food ingredients. The Company estimates that annual U.S. consumption of vegetable oils used in premium margarines and shortenings is in excess of several hundred million pounds. Calgene believes that it could capture a portion of that market by producing canola oil with elevated levels of stearate without the expense of hydrogenation and the resultant trans fatty acids.

     High Myristate Oil. Myristate and its derivatives are potential raw materials for soaps and detergents because they show improved performance properties as compared to laurate in certain usages. Currently myristic acid is only available in limited quantities and is expensive compared to other fatty acids. Calgene has cloned genes that produce myristate in canola. Using a variety of thioesterase genes, Calgene scientists have genetically engineered canola plants that produce oil containing over 40% myristate. Efforts are underway to further elevate the level of myristate to commercial significance.

     Medium Chain Fatty Acids. Medium chain fatty acids ("MCFA" or C8 and C10) are components of high performance synthetic lubricant ingredients called polyolesters. Currently available MCFA are byproducts of splitting and fractionation of coconut and palm kernel oil for the production of other fatty acids, which limits the supply of MCFA. The limited supply and high cost of MCFA preclude the use of polyolesters in high volume applications such as automotive lubricants, for which petroleum derivatives are currently used, even though polyolesters often provide better functionality. The Company estimates that annual U.S. consumption of polyolesters and of similar products exceeds 200 million pounds. Recent average prices for MCFA are approximately $.90 per pound.

     Medium chain triglycerides ("MCT"), which are currently produced by resynthesizing MCFA into triglycerides, are used as nutritional supplements to treat dietary disorders and to provide a ready source of energy for hospital patients recovering from post-surgical trauma. MCT have also been incorporated into an increasing number of high-energy snack foods and beverages. The Company estimates that annual U.S. consumption of MCT is over twelve million pounds. Recent average prices for MCT are approximately $1.30 per pound.

     Calgene has isolated and cloned a C8/C10 thioesterase gene responsible for producing MCFA. DNA constructs containing this thioesterase gene have been genetically engineered into canola plants, some of which have up to 38% MCFA in the oil. Efforts are currently underway to further elevate the level of MCFA to commercial significance.

     Polyunsaturated Fatty Acids. Polyunsaturated fatty acids ("PUFA") are long chain fatty acids witch are produced by a variety of organisms including algae and fungi. These fatty acids are also found in fish oil. Recent clinical studies have shown that certain PUFA have significant medical benefits, such as cholesterol control and infant nutrition. Existing commercial sources of PUFA are fish oils, which are costly, can contain toxins, and cannot be used as food additives due to poor odor and taste. Calgene has begun a research program to clone the genes that it believes will allow canola plants to produce PUFA.

     Corporate Sponsored Projects. Some of the oils described above are being developed by Calgene on behalf of Procter & Gamble, Unilever, and Pfizer, which could use the oils or their derivatives in a broad range of branded consumer products, including edible oils and other food products, detergents and personal care products. Under collaborative agreements with Procter & Gamble, Unilever, and Pfizer, if commercially viable products are developed, Calgene will have an opportunity to supply the oils or derivatives used in such products or to receive royalties on Procter & Gamble, Unilever or Pfizer purchases of such oils or derivatives from others. See "Risk Factors--Corporate Relationships."

Nongenetically Engineered Oils

     To ensure that it will be able to produce its transgenic oils cost effectively in the U.S., Calgene, is developing canola varieties adapted to U.S. growing regions. In addition to its own breeding program, the Company accesses advanced germplasm through joint breeding and commercial agreements with leading canola companies in Denmark, Germany, France and Canada. In 1993, 1994, and 1995, farmers under contract to Calgene grew and harvested 7,000 acres, 8,000 acres and 10,000 acres, respectively of proprietary canola. Calgene contracted with third parties to collect and crush the canola crop and thereafter sold the resulting oil and meal. The objective of this program is to demonstrate the Company's ability eventually to produce identity-preserved genetically modified oils under contract at a reasonable cost compared with commodity oils. Calgene plans to grow 10,000 to 15,000 acres of proprietary canola and 10,000 to 15,000 acres of genetically modified high laurate canola under identity-preserved contract production in the Fall of 1995.

     Plant based oils are a major raw material for the specialty chemicals industry, which consumes over two billion pounds of plant oils annually. Products derived from plant oil based raw materials are known as oleochemicals. Plant based industrial oils are used to produce amides, fatty acids, esters, ethoxylates, alcohols and other chemical intermediates. Calgene's specialty oleochemical manufacturer, Calgene Chemical, develops, manufactures and markets a wide line of specialty esters, surfactants, ethoxylates and other oleochemicals for the food, cosmetic, soap and detergent, sugar, lubricant and textile markets. Calgene Chemical also provides a facility for processing oleochemical feed stocks derived from genetically engineered canola. In September 1992, Calgene entered into a multi-year agreement with Mobil to become the exclusive producer of Mobil's proprietary canola oil based biodegradable hydraulic fluids. These products are being produced at the Calgene Chemical facility. The relationship with Mobil has positioned Calgene Chemical to be a supplier of base oils and additives to the formulators of biodegradable functional fluids. In addition to biodegradable functional fluids, Calgene Chemical's manufacturing and marketing capabilities may enable it to obtain a larger share of the agricultural adjuvant and specialty surfactant markets, where the trend toward biodegradability and "natural" products has increased the demand for the products Calgene Chemical produces.

Cotton

     Calgene's cotton genetic engineering program is focused on the development of herbicide resistant and insect resistant cotton varieties. The Company believes that such products will enable cotton farmers to significantly reduce the total quantities of herbicides and insecticides applied to cotton in the field. As a result, Calgene expects significant environmental benefits as well as substantial reductions in farmers' production costs and improved yields. Calgene believes that such cost savings to farmers will enable Calgene to price genetically engineered seed varieties at a premium to current cotton seed market prices. In addition, Company scientists are in the early stages of developing cotton varieties that produce colored fiber and varieties that exhibit improved fiber quality. See "Research."

     Cotton is the nations fifth largest field crop, with over fifteen million acres planted in the U.S. in the 1995 planting season. Of this total acreage, over eight million acres of "upland picker" cotton are planted in the southern, southeastern and southwestern U.S., the balance being lower value "stripper" cotton planted in the high plains of Texas and Oklahoma (four to five million acres) and specialty "acala" and "pima" cotton grown in California and Arizona (one to one and one-half million acres). Calgene estimates that the U.S. cotton seed market has a value in excess of approximately $100 million per year and produces cotton fiber having a value in excess of $6 billion per year at the farm level. Cotton production requires the most intensive use of agricultural chemicals of any major U.S. field crop. Cotton farmers spend over $200 million per year on herbicides and $225 to $400 million per year on insecticides. The majority of these herbicide and insecticide costs occur in areas planted with upland picker cotton. Despite these costs the U.S. Cotton Council estimates that U.S. cotton growers lose crop valued at over one billion dollars to weed and insect damage each year.

     Calgene has genetically engineered varieties of upland picker cotton to be resistant to the herbicide bromoxynil (BXN cotton). Rhone-Poulenc manufactures and sells bromoxynil under its Buctril(R) label. Farmers currently use Buctril for broadleaf weed control in growing corn and wheat which are naturally resistant to bromoxynil. However, cotton, a broadleaf plant, is not naturally resistant to bromoxynil and is killed by the doses of bromoxynil which are administered to control broadleaf weeds. Weed control in cotton fields is currently constrained by the lack of post-emergent broadleaf herbicides, such as bromoxynil, which are effective at low application rates. Cotton farmers are therefore limited to using other herbicides, at high application rates, often resulting in crop damage. Calgene estimates that conversion of the three to four million broadleaf weed-plagued cotton acres to BXN cotton could save farmers up to approximately $40 million annually by reducing total herbicide chemical usage by as much as nine million pounds. Buctril is effective at low doses, generates no residues in any of the food crops it is used on, and rapidly degrades in the environment in less than two weeks, depending on field conditions.

     In 1994 Calgene conducted large scale commercial tests on approximately 400 acres with 37 U.S. cotton growers. In April 1995 the Company commercially introduced its first BXN cotton varieties, selling 225 tons of seed that is currently growing on approximately 50,000 acres. The BXN cotton seed was sold at a 45% premium over Calgene's non-genetically engineered cotton seed. BXN seed production for 1996 commercial sales is currently in progress on approximately 2,800 acres.

     Calgene has transformed certain of its proprietary cotton varieties with both a gene from a strain of the Bacillus thuringiensis ("Bt") and BXN. These plants produce a Bt toxin that has demonstrated the ability to achieve significant levels of control of Heliothis (the principal cotton insect pest) in laboratory, greenhouse and field tests. U.S. field trials with cotton containing the Bt genes were conducted in five locations in 1994 and are currently being conducted in sixteen locations in nine states. Counter-seasonal trials in South Africa were completed in April 1995.

     Calgene scientists are also genetically engineering cotton varieties that produce cotton fiber having unique natural colors. These fibers are expected to reduce or eliminate the need for dyeing and provide unique color-fasteness while retaining superior spinning qualities. The annual U.S. market for dyed cotton used in apparel and home furnishings is estimated to be in excess of $4 billion. Calgene plans to market these cotton fibers directly to textile mills.

     Stoneville, Calgene's cotton seed subsidiary with operations in Mississippi, Arizona and South Carolina, holds the second largest share of the U.S. upland picker cotton seed market with approximately 16% market share in 1995. See "Competition." Since it was acquired by Calgene in December 1986, Stoneville has expanded its cotton seed processing capacity by acquiring an
Arizona based delinting and processing facility in 1987, and in 1989 by constructing a highly efficient delinting facility constructed at its Mississippi headquarters. In 1990, Stoneville acquired the cotton assets of Northrup King Co., which include the Coker Pedigreed Seed Company ("Coker") cotton seed label, the Coker cotton breeding program and Coker cotton sales accounts, located primarily in the southeastern U.S. and in Spain, Greece and certain Latin American countries. The Coker breeding material is contributing substantially to Stoneville's breeding program.

     Stoneville maintains a conventional cotton breeding program to develop new cotton varieties with improved yield, earliness, fiber characteristics, insect and disease resistance, and other important agronomic characteristics. Stoneville's newest variety ST 495, which was developed by Stoneville and introduced in 1995, combines excellent yield with "Smooth leaf" traits that improve fiber grades. ST 474, which was introduced in 1994, continues to produce superior yields and exceptional yield stability across different growing regions. In 1993, Stoneville introduced varieties ST 132 and LA 887 (licensed from Louisiana State University), which have demonstrated excellent agronomic performance and superior fiber characteristics.

Potato Joint Venture

     Calgene is involved in the production, distribution and marketing of seed potatoes through a 65% owned joint venture with Kirin Brewery Co. Ltd. The joint venture produces high quality, disease tested minitubers and seed potato stock through tissue culture and contract growers.


Research

Overview

     Calgene believes that it has one of the world's leading research programs in the application of recombinant DNA technology to plants. Over the past ten years, some of the most significant advances in plant biotechnology have been reported by Calgene's science team, which is currently comprised of 103 research and product development scientists and support personnel. The Company's research scientists, whose expertise covers cell biology, molecular biology, biochemistry, plant physiology, plant pathology, plant breeding and microbiology, have published 231 papers in peer reviewed journals. Calgene currently holds 32 issued U.S. utility patents and 23 foreign utility patents and has over 160 utility patent applications currently pending in the U.S. and abroad. See "Patents and Trade Secrets." Total research and development expenses from continuing operations for fiscal 1995, 1994 and 1993 were approximately $15.4 million, $15.6 million and $15.0 million, respectively. Research and development expenses incurred under contract with others for fiscal 1995, 1994 and 1993 were $3.4 million, $2.7 million, and $4.7 million, respectively.

     Calgene's research strategy has been to establish itself as a recognized world leader in the application of recombinant DNA technology to plants by concentrating its research efforts and resources on (i) developing broad-based expertise in modification of the plant oils biosynthesis pathway and in fruit and vegetable postharvest physiology; (ii) building a portfolio of potentially useful agronomic genes from both internal discovery and external licensing;
(iii) developing the most effective and efficient plant transformation and regeneration systems and gene expression systems applicable to targeted core crops; and (iv) being the most proficient at integrating molecular techniques with conventional plant breeding.

     The plant genetic engineering process can generally be divided into five major phases: (i) identification and isolation (cloning) of genes and gene promoters (sequences of DNA that regulate gene expression); (ii) transfer and integration of a gene or genes into the chromosomes of the recipient cell (transformation); (iii) selection and regeneration of the transformed cells into whole plants using cell culture methods; (iv) verification that the expressed genes confer the desired trait (phenotype); and (v) genetic analysis to determine that successive generations consistently inherit and express the desired trait. Calgene scientists have developed efficient plant transformation and regeneration systems for tomato, cotton and canola. Calgene has received patents on promoters which selectively express plant genes in the tissue of ripening tomatoes and promoters which selectively express plant genes in the seeds of canola plants. These technical tools are necessary to assure the proper expression of recombinant genes. The Company believes that patents on these promoters may provide Calgene with a competitive advantage.

     Calgene is investigating a novel method of plant transformation, termed "plastid transformation." Research to date with this method indicates that a high number of foreign gene copies can be introduced into plant cells using this method resulting in a high level of foreign gene expression. Such high protein levels are desired for a diverse array of potential applications in transgenic plants, including the enhancement of agronomic traits. One advantage of this technology derives from the fact that plastid-borne genes are inherited exclusively from the maternal parent, and thus there is no pollen transmission. This eliminates any possibility of outcrossing of inserted genes, and thereby facilitates hybrid breeding strategies. Researchers at Calgene have used this technology to obtain foreign protein expression levels that constitute 40% of the total soluble protein in the leaves of transgenic plants. Although plastid transformation generally results in plants containing the foreign gene in every plant cell, Calgene scientists have developed a method to selectively express foreign plastid-borne genes. Such selective gene expression permits the use of this technology with a greater range of gene candidates. Opportunities in each of Calgene's core crops for the plastid transformation method have been identified.

Tomato

     Calgene has identified and cloned or acquired rights to a portfolio of genes which influence the ripening and post harvest physiology of many fruits and vegetables. Calgene scientists were among the first to demonstrate the ability to repress endogenous plant genes using antisense technology. Specifically, they have achieved up to a 99% reduction of polygalacturonase ("PG"), a naturally-occurring enzyme involved in the softening of tomatoes, resulting in tomatoes with delayed degradation and spoilage properties. Calgene's efforts in this area have resulted in the issuance of a U.S. patent covering antisense PG in tomatoes as well as a U.S. patent covering the broad use of antisense technology in plants. See "Risk Factors--Patents and Trade Secrets."

     Calgene has rights to the l-aminocyclopropane-l-carboxylic acid deaminase ("ACCD") gene and from USDA to the l-aminocyclopropane-l-carboxylic acid synthase ("ACC Synthase") gene. The expression of the ACCD gene or the antisense expression of the ACC Synthase gene in plants has been shown to significantly reduce the ability of the plant to produce ethylene, the plant hormone which controls ripening and other aspects of plant development. Control of ethylene may have significant commercial value in the production, sale and distribution of fresh produce. ACCD may be useful in crops where antisense is not available or useful.

     Under a research collaboration with scientists from Rousell-Uclaf, S.A., Calgene scientists have cloned a high activity gene for sucrose phosphate synthase, which is believed to play a major role in the production and transfer of photosynthate (sugar) in plant leaves to storage in the fruit, tubers or roots. This gene is being applied to alter the amount and quality of stored sugars in tomato, and is applicable to a broad range of crops. In addition, Calgene has entered into research agreements with several Universities to genetically engineer tomato plants to be resistant to a wide range of viral diseases. Viral diseases are a major cause of low tomato crop yield and poor fruit quality.

Plant Oils

     Calgene believes that it has a leading research program to modify plant oil composition. The objectives of Calgene's canola oil modification program are to modify the chain length, the levels of desaturation, and the triglyceride structure of the fatty acids produced by canola plants, as well as to produce oil derivatives in the seed. In 1990, Calgene cloned a gene for stearoyl-ACP desaturase, a key enzyme in the formation of plant oils used in both food and industrial applications. The Company has introduced the stearoyl-ACP desaturase gene into canola in an antisense orientation and increased the level of saturated fats (stearates) in the oil by more than ten times. This was the first reported modification of vegetable oil by genetic engineering. Calgene is currently conducting its eighth season of field trials to evaluate genetically engineered canola plants with elevated levels of stearates. Trials have been conducted in Michigan, Georgia, South Carolina, Alabama and California, as well as in Canada and Scotland. Rapeseed oil with higher levels of stearates could be a potential substitute for hydrogenated oils in margarine, shortening and confectionery products.

     In 1991, Calgene cloned the gene for lauroyl-ACP thioesterase, an enzyme that plays an important role in the synthesis of laurate, a medium chain C12 fatty acid used in soap, detergent, oleochemical, personal care and food industries. Oil containing laurate is naturally produced by coconut and oil palm trees, but is absent in major European and North American oilseed crops such as canola and soybean. Calgene has genetically engineered the lauroyl-ACP thioesterase gene into canola and developed plants that produce oil containing over 40% laurate. This was the first reported development of an oilseed plant producing a fatty acid not naturally present in the seed. Calgene received a U.S. patent on the lauroyl-ACP thioesterase gene in March 1994. Calgene is currently working to further elevate the laurate level in canola oil and increase the commercial usefulness. The Company has 10,000 to 15,000 acres of commercial production planned for Fall 1995.

     In February 1993, Calgene was granted a U.S. patent to genetically engineered Brassica cells and in August 1993 to genetically engineered Brassica cells in Europe. Brassica is the genus name for a family of plants which includes canola, broccoli, cauliflower, cabbage and brussel sprouts. These patents cover the most efficient transformation method for Brassica species in the industry and is a key technology of Calgene's proprietary vegetable oils. Calgene has sold licenses to other companies for use of this transformation method in areas outside the Company's core crop areas. The European patent is currently being challenged in opposition proceedings.

     In June 1994, Calgene scientists announced the cloning of a gene encoding a ketoacyl-CoA synthase which was used to convert canola rapeseed to rapeseed producing a high erucic oil. Calgene believes that this and similar genes can be used to develop oilseed varieties enriched in long chain fatty acids which have value for industrial and edible applications.

     In June 1994, Calgene scientists announced the purification and cloning of the coconut LPAAT gene. This enzyme is efficient at placing short chain saturated fatty acids into the middle position of triacylglycerol molecules during their biosynthesis. Most oilseeds including canola, soybean, sunflower and others cannot build triacylglycerol molecules with saturated fatty acids in the middle position. Calgene anticipates that use of the LPAAT gene could result in the development of oilseeds with levels of laurate, myristate, and other medium chain fatty acids at levels as high as 75%.

     Using a variety of thioesterase genes, Calgene scientists have genetically engineered canola plants that produce oil containing over 40% myristate, a medium chain C14 fatty acid. Myristate and its derivatives are potential raw materials for soaps and detergents.

     Calgene has isolated and cloned a C8/C10 thioesterase gene responsible for producing MCFA. DNA constructs containing this thioesterase gene have been genetically engineered into canola plants, some of which have up to 38% MCFA in the oil. MCFA are components of high performance synthetic lubricants. Efforts are underway to further elevate the level of MCFA to commercial significance

     In May 1995, Calgene was granted a patent covering the seed specific promoter napin, which is a key element in many of the Company's genetically engineered plant oils products. Seed specific promoter technology is relevant to almost every genetically modified oil and meal product by allowing specific control of genes introduced into plant cells by genetic engineering. In the case of oil modification, seed specific promoters ensure that only plant storage oils are effected by transgenic oils genes, without otherwise affecting the plant. Because of the timing and strength of expression, the napin promoter is the most common promoter used in plant oils genetic engineering research.

Cotton

     Under a research collaboration with Rhone-Poulenc, in 1986 Calgene scientists cloned the BXN gene which encodes an enzyme that degrades bromoxynil, a broadleaf herbicide produced and sold by Rhone Poulenc. For cotton farmers, broadleaf weed control is currently inefficient and costly because post-emergent broadleaf herbicides such as bromoxynil, which are effective at low application rates, are lethal to cotton, a broadleaf plant. Cotton farmers are therefore limited to using other herbicides at high application rates, often resulting in crop damage. Calgene proprietary cotton varieties engineered with the BXN gene show no adverse effects when bromoxynil is applied at up to ten times expected field rates. By using BXN cotton seed and bromoxynil, Calgene believes cotton farmers will reduce herbicide usage and crop damage and have more effective weed control. Rhone-Poulenc owns the BXN gene patent, issued in March 1989 which is licensed exclusively to Calgene for use in cotton. Stoneville, Calgene's cotton seed subsidiary, commercially introduced its first BXN cotton varieties to U.S. growers in April 1995.

     Calgene has transformed certain of its proprietary cotton varieties with a gene from a strain of Bt. These plants produce a toxin that has demonstrated the ability to achieve significant levels of control of Heliothis, the principal cotton insect pest. Cotton plants containing both BXN and Bt were developed by Calgene in 1990 and first field tested in 1991. Patents covering Bt technology have been applied for by other companies, two of which have granted Calgene the right to obtain licenses to their technology.

     Calgene is also conducting a research program to genetically engineer cotton plants to produce fiber with improved or unique characteristics. Research targets include developing colored cotton fibers that require little or no dye while maintaining its quality spinning characteristics, as well as cotton fiber with increased length, strength and absorbency. Efforts are underway to isolate, characterize and test cotton fiber genes to determine if specific traits are expressed. Calgene scientists have demonstrated expression of marker genes in cotton fiber cells using Calgene's proprietary promoters.


Patents and Trade Secrets

     Calgene currently holds 32 issued U.S. utility patents and 23 foreign utility patents, three of which have been assigned to contract partners. Calgene has 160 utility patent applications currently pending in the U.S. and abroad and will continue to file patent applications in order to obtain proprietary protection of certain genes, gene constructs, uses of genes in specific applications and methods for genetic engineering of plants. There is no assurance that patents can be obtained in a timely fashion, or if issued, will afford Calgene any significant protections.

     In April 1992, Calgene was granted a U.S. patent covering the use of antisense technology in plants. Calgene is involved in litigation with Enzo, the licensee of other patents intending to cover the use of antisense technology in all cells. Calgene and the other company have each challenged the validity of the other's patents. See "Legal Proceedings." In Europe, a patent intending to cover antisense in all cells has been granted to Enzo. Calgene has filed an opposition to the grant of that patent. Agracetus has been granted a European patent with claims intending to cover the use of antisense in all plants. Calgene has filed an opposition to the grant of that patent.

     Also related to antisense technology, Calgene is a licensee under the patent rights held by the Fred Hutchinson Cancer Research Center ("FHCRC"). The patent application is pending and is seeking to provoke an interference with the issued Enzo U.S. patent. As part of its agreement with the FHCRC, Calgene has agreed to indemnify certain patent and litigation costs incurred by FHCRC.

     Calgene's research efforts resulted in the issuance of a U.S. patent covering the PG gene which Calgene refers to as the FLAVR SAVR gene. In August 1991, Campbell licensed to Calgene the exclusive North American rights to produce and sell fresh market tomatoes containing the FLAVR SAVR gene. In February 1994, Calgene, Campbell and Zeneca A.V.P., another company using PG gene technology, entered into an agreement under which Calgene acquired exclusive worldwide rights to produce and sell fresh market tomatoes with the FLAVR SAVR gene.

     In April 1993, Calgene announced the signing of several cross licensing agreements with Monsanto Company. The agreements resolved several current and potential patent conflicts between the two companies. Under the agreements, Calgene received licenses to Monsanto's patent and patent applications pending in the areas of plant transformation technologies, and selectable markers; and the right to obtain certain licenses to Monsanto's Bt insect resistance technology for use in cotton. Monsanto received licenses to Calgene's patents and patents pending in the areas of plant transformation of certain plants and antisense RNA technology. Calgene and Monsanto granted each other licenses to certain of their respective patents pending in the area of ethylene repression, and settled an interference proceeding at the U.S. Patent and Trademark Office directed toward CaMV promoters which are broadly used by agricultural biotechnology companies to control gene expression in genetically engineered plants. In January 1994, Calgene acquired rights to obtain a license to Bt technology owned by Plant Genetic Systems N.V.

     In April 1995, Calgene acquired an option to obtain a non-exclusive, worldwide license to Transwitch(R) from DNA Plant Technology Corporation for use in the development of all products and for use in combination with the polygalacturonase gene in fresh market tomatoes and for the production of high stearate oil in canola.

     In June 1995, Calgene entered into a letter of intent with Monsanto to participate in Monsanto's direct licensing program for Bt cotton in the U.S., subject to the issuance of a patent to Monsanto which covers the Bt gene currently used by Calgene in its product development efforts. The definitive agreement was executed between the parties in September 1995. If one or more patents issue to a party other than Monsanto covering use of the Bt gene(s) used in Calgene's Bt products, it may be necessary for either Calgene and/or Monsanto to obtain a license in order for Calgene to commercialize its Bt products. There is no assurance that it will be possible to obtain licenses under such third party patents on commercially reasonable terms, if at all.

     Other patent applications filed by Calgene competitors and others could, if patents are issued, preclude Calgene from using, without a license, technology and techniques basic to genetic engineering and to areas of particular importance to Calgene. The extent to which Calgene may be required to license such patents and the cost and availability of such licenses are currently unknown.

     Some of the Company's product development contracts require Calgene to transfer intellectual property rights, including patents, to the contract sponsors, and for Calgene to receive certain license rights.

     Plant varieties may also be protected under USDA's Plant Variety Protection ("PVP") program. Calgene has several PVP certificates issued and additional PVP applications pending.

     Calgene also seeks to strengthen its intellectual property position by licensing technology developed at universities and other corporations. In some instances, such licenses are necessary to enable the practice of fundamental DNA technology. In other instances, licenses are used to obtain a competitive or proprietary position or to enhance Calgene's technology.

     In addition to patents, the Company seeks to protect its proprietary know-how as trade secrets. Although Calgene takes precautionary measures to maintain the confidentiality of its trade secrets, there is no assurance that competitors will not gain access to Calgene's know-how or independently develop substantially equivalent know-how.


Competition

     The plant biotechnology industry is highly competitive. Competitors include independent companies that specialize in biotechnology; chemical, pharmaceutical and food companies that have biotechnology laboratories; universities; and
public and private research organizations. Some of these companies and organizations have greater financial, technical and marketing resources than Calgene. Calgene believes that maintaining its leadership position in plant biotechnology will require achieving and retaining technological superiority, attracting and retaining qualified personnel, developing production and marketing expertise and developing proprietary products or processes.

     Other companies are developing and seeking to commercialize premium-quality, fresh market tomatoes developed with recombinant DNA or other technologies. DNA Plant Technology Corporation, a competing biotechnology company has developed a vine-ripened tomato using one such other technology, somoclonal variation, which it is currently selling, and is test marketing a tomato developed using recombinant DNA technology. Competition in the fresh tomato market is expected to intensify as additional companies introduce tomatoes developed through biotechnology and as existing "gas green" tomato producers react to competitive pressures by growing and marketing traditionally developed vine-ripe tomatoes.

     Stoneville sells upland picker cotton seed which is grown in the southern, southeastern and southwestern U.S., areas which constitute approximately one-half of the U.S. cotton acreage. Stoneville's primary competitor is Delta and Pine Land Company, which the Company believes has a market share of approximately 70%. Stoneville has the second largest market share. Other competitors have substantially smaller market shares. Calgene believes that a farmer's decision to purchase a particular variety of cotton seed has traditionally been based upon both price and performance criteria, including yield, fiber length, strength and maturity. Calgene expects that the herbicide and insecticide resistant characteristics of its BXN and Bt cotton varieties will also be important factors in the farmer's decision.

     Calgene Chemical manufactures and markets specialty oleochemicals and surfactants and food ingredient products which are price sensitive. The market for such products is highly competitive.

Government Regulation

     Regulation by federal, state and local government authorities in the U.S. and by foreign governmental authorities will be a significant factor in the future production and marketing of Calgene's genetically engineered plants and plant products.

     The federal government has implemented a coordinated policy for the regulation of biotechnology research and products. The USDA has primary federal authority for the regulation of specific research, product development and commercial applications of certain genetically engineered plants. The FDA has principal jurisdiction over plant products that are used for human or animal food. The EPA has jurisdiction over the field testing and commercial application of plants genetically engineered to contain pesticides. Other federal agencies have jurisdiction over certain other classes of products or laboratory research.

     The USDA regulates the growing and transportation of most genetically engineered plants and plant products. In October 1992 following a request from Calgene, the USDA issued a determination that allows the growing and shipping of the initial varieties of the FLAVR SAVR tomato anywhere in the U.S. in the same manner as conventionally developed tomato. In February 1994, the USDA deregulated Calgene's herbicide resistant (BXN) cotton, allowing the Company to grow and ship seed of these varieties in the same manner as conventionally developed cotton. Laurate canola was de-regulated by the USDA in October 1994.

     In May 1992, the FDA announced its policy on foods developed through genetic engineering (the "FDA Policy"). The FDA Policy provides that the FDA will apply the same regulatory standards to foods developed through genetic engineering as applied to foods developed through traditional plant breeding. Under the FDA Policy, the FDA will not ordinarily require premarket review of genetically engineered plant varieties of traditional foods unless their characteristics raise significant safety questions, such as elevated levels of toxicants, or the presence of allergens, or they are deemed to contain a food additive.

     In May 1994, the FDA announced its determination, based on its review of extensive data submitted by Calgene, that the FLAVR SAVR tomato has not been significantly altered with respect to safety or nutritive value when compared to conventional tomatoes. The FDA also issued a food additive regulation permitting the use of the kanr selectable marker gene, which encodes for the enzyme APH(3')11 in genetically engineering tomatoes, cotton and canola.

     Calgene has completed its consultation with the FDA on issues of safety concerning BXN cotton and laurate canola. The FDA Policy does not require the submission of data supporting the safety of a genetically engineered product, but does require that the developing company ensure the safety of the product guided by the FDA Policy and consultation with the FDA. The generation of data supporting both products' safety has been completed.

     The FDA Policy does not require that genetically engineered products be labeled as such, provided that such products are as safe and have the same nutritional characteristics as conventionally developed products. There can be no assurance that the FDA will not reconsider its position, or that local and state authorities will not enact labeling requirements, either of which could have a material adverse effect on marketing of some future products.

     The FDA is in the process of modifying its policy on foods developed through genetic engineering to include a Premarket Notification ("PMN")
procedure. This policy modification will require companies that develop genetically engineered foods to inform the FDA that its safety evaluation is complete and that the company intends to commercialize the product. The objective of the PMN is to make the FDA and the public aware of all new genetically engineered food products entering the market. If PMN is required, the Company believes it should not delay Calgene's plans to commercialize its genetically engineered food products.

     In June 1994, Calgene filed a request with Health Canada for permission to sell FLAVR SAVR tomatoes in Canada. The request was filed pursuant to a proposed Health Canada review process in which Health Canada is notified of Calgene's intention to sell and to advertise for sale FLAVR SAVR tomatoes in Canada. Canada notified Calgene in February 1995 that it has no objections to the importation and sale of the FLAVR SAVR tomato. In addition, Calgene has received permission from the Mexican Health and Agriculture authorities to grow and sell the FLAVR SAVR tomato in Mexico.

     Commercialization of BXN cotton required clearance from the EPA to allow use of the herbicide bromoxynil on cotton plants. Bromoxynil is produced and sold by Calgene's strategic partner, Rhone Poulenc. These clearances were received by Rhone-Poulenc on May 5, 1995.

     Calgene's activities will be subject to general FDA food regulations and are, or may be, subject to regulation under various other laws and regulations including, among others, the Occupational Safety and Health Act, the Toxic Substances Control Act, the National Environmental Policy Act, other Federal water air and environmental quality statutes, export control legislation, antitrust and other laws. At the present time. most states are generally deferring to federal agencies (USDA or EPA) for the approval of field trials, although all states are provided a review period prior to the issuance of a field trial permit. Failure to comply with applicable regulatory requirements could result in enforcement action, including withdrawal of marketing approval, seizure or recall of products, injunction or criminal prosecution.

Human Resources

     At June 30, 1995 Calgene employed a total of 301 regular employees, of whom 103 were research and product development scientists and support personnel, 68 were production employees, 24 were sales and marketing personnel and 106 were in administrative and general management positions. Calgene believes its relations with its employees are good.

Environmental Matters

     In connection with the removal of an underground petroleum storage tank at a subsidiary's facility in Illinois, the Company discovered that the soil and groundwater at the site were contaminated with petroleum hydrocarbons. The tank was installed by a prior owner of the facility. Calgene is remediating the site pursuant to the requirements of Illinois EPA. Based on currently available information, the Company believes that the ultimate resolution of this matter will not have a material adverse effect on its business, financial condition or results of operations.

Executive Officers

     The executive officers of the Company are as follows:

     Name                Age                    Position                   Since

Roger H. Salquist........53      Chairman and Chief Executive Officer.......1983
Roderick N. Stacey.......50      President and Chief Operating Officer......1992
Andrew Baum..............39      Vice President and President of Oils
                                   Division.................................1987
Vic C. Knauf.............43      Vice President of Research.................1991
Danilo S. Lopez..........53      Chief Executive Officer, Calgene Fresh.....1994
Michael J. Motroni.......40      Vice President of Finance and Secretary....1992

     The executive officers are elected by and serve at the discretion of the Board of Directors of either the Company or Calgene Fresh.

     Mr. Salquist has been a director of the Company since 1981, an executive officer of the Company since September 1983 and its Chief Executive Officer since November 1985. Mr. Salquist is a director of Collagen Corporation and Chairman of the Board of Directors of Celtrix Laboratories, Inc., both medical products companies.

     Mr. Stacey has served as a director of Calgene since 1990, was elected its President and Chief Operating Officer in December 1992, and was Chief Executive Officer of Calgene Fresh from February 1994 until July 1994 when Mr. Lopez assumed this position. He was the founder of United Agriseeds Inc., a hybrid corn and soybean company, and was its President and Chief Executive Officer from 1982 until October 1989. United Agriseeds was acquired by Dow Chemical Company in 1987. In November 1989, Mr. Stacey became the President and Chief Executive Officer of Sunseeds Genetics Inc., a financially distressed vegetable seed company which subsequently filed for protection under Chapter 11 of the Bankruptcy Code. Mr. Stacey was the President of R. Matthew Neil & Co., Inc., a business consulting company, from December 1990 until December 1992.

     Mr. Baum joined Calgene as Director of Operations in 1981, became Vice President of Operations in 1987 and became Senior Vice President of Operations in 1991. Since November 1992, Mr. Baum has been the President of Calgene's Oils Division. Mr. Baum is a founding member and is currently Secretary of the U.S. Canola Association.

     Dr. Knauf joined the Company in January 1983 as a Principal Scientist, became a Senior Scientist in November 1987 and Director of Research (Oils Division) in June 1990. In November 1991, Dr. Knauf was elected Vice President of Research.

     Mr. Lopez joined Calgene in July 1994 as Chief Executive Officer of Calgene Fresh. He was President and Co-Founder of Lopez and Thomas Foods, Inc., which was sold to Chiquita Frupas, Inc. in November, 1993. From May 1986 to June 1991 Mr. Lopez was Vice President and General Manager of the fresh products division of Calavo Growers of California. He held various positions with Dole Food Company, Inc. from July 1973 to April 1986, most recently as Vice President and General Manager of Sun Country Produce, a Dole tomato joint venture.

     Mr. Motroni joined the Company in August 1983 and became Controller in July 1986. He was elected Vice President of Finance and Secretary in May 1992.


Risk Factors

     The following factors should be carefully considered in evaluating the Company and its business prospects.

     History of Losses; Uncertainty of Future Financial Results. Calgene has incurred aggregate net losses of approximately $177 million from inception in 1981 through June 30, 1995, including research and development expenses in excess of $126 million. The net loss in fiscal 1995 was $30.6 million. The Company anticipates a substantial net loss in fiscal 1996. Calgene's ability in future years to reduce losses and ultimately to become profitable will depend on the successful commercialization of its genetically engineered products. There is no assurance that Calgene will achieve profitability in the future.

     Risks Related to Calgene's Entry Into the Fresh Market Tomato Business. The production, distribution and sale of genetically engineered, branded, premium quality, fresh market tomatoes involve many risks and uncertainties. Calgene has only limited experience in the fresh market tomato business, based on growing and test marketing conventionally developed, branded, vine-ripened tomatoes commencing in fiscal 1994 and limited volume of FLAVR SAVR tomatoes in fiscal 1995. The Company's tomato business is dependent on a limited number of contract growers, with whom Calgene has had relationships for only a short period of time. Although Calgene's contract growers have substantial experience in producing fresh market tomatoes, some of them have not previously grown tomatoes using the field practices that Calgene will require for vine-ripened tomatoes. Growing and harvesting vine-ripened tomatoes involve complexities not found in the production of standard "gas green" tomatoes. These include the need to differentiate among multiple stages of ripening and the greater vulnerability of vine-ripened tomatoes to adverse weather conditions. Calgene plans to grow vine-ripened tomatoes on a larger scale and in more geographic areas than has been attempted by more experienced growers.

     The Company's planned cost savings arising from delayed softening tomatoes containing the FLAVR SAVR gene as compared to conventional vine-ripened tomatoes have not yet been demonstrated in large-scale distribution. Moreover, the Company has not yet completed its plant breeding program to develop tomato varieties which have the agronomic characteristics required for different growing regions and seasons, and has not extensively tested the varieties which the Company has developed. This factor is expected to constrain the scale-up of the Company's fresh market tomato business.

     Based on limited sales in fiscal 1995, Calgene intends to price its MacGregor's brand tomatoes at a significant premium over standard tomatoes. However, consumers' willingness to pay higher prices for premium quality tomatoes has not been demonstrated on a national level or over a prolonged period.

     The Company's fresh market tomato business has predominantly experienced negative gross margins and will not achieve positive gross margins unless the Company realizes substantial reductions in the high unit costs that the Company has continually incurred in the production, distribution and marketing of vine-ripened tomatoes. The Company believes that such cost reductions will depend primarily on (i) tomatoes with the FLAVR SAVR gene providing substantial cost savings due to reduced spoilage; (ii) the Company achieving lower costs from increased crop yields through the development and introduction of additional FLAVR SAVR varieties, innovative production, packaging, handling and distribution methods and from additional experience in the business; and (iii) production and sales volumes reaching levels that will provide substantial economies of scale.

     Calgene's fresh market tomato business is subject to various agronomic and other risks in common with agribusinesses generally. See "Agribusiness Risks." Competition is expected to intensify in the fresh tomato market as additional companies introduce improved tomatoes and improved distribution methods to bring conventional vine-ripened tomatoes to market. See "Technological Change and Competition."

     Patents and Trade Secrets. Calgene is currently engaged in litigation with Enzo Biochem Inc. ("Enzo") a company licensed under three related U.S. patents and counterpart foreign patents which purport to cover the use of antisense technology in all cells, including plant cells. Some of Calgene's products, including the FLAVR SAVR tomato, use antisense technology. Enzo claims that Calgene is infringing the Enzo patents. Calgene has denied infringement and challenged the validity of these patents in the litigation. If the court were to determine that one or more of the Enzo patents validly cover plant cells and are infringed by Calgene's sales of products incorporating antisense technology, Calgene could be held liable for significant damages and could be precluded from producing and selling the FLAVR SAVR tomato, as well as other products under development. There is no assurance that a license, if necessary, could be obtained by Calgene on commercially acceptable terms. In addition, the validity of Calgene's patent directed to the use of antisense in plant cells has been challenged by Enzo in the litigation. Although Calgene believes that its antisense patent is valid and enforceable, if the court were to hold otherwise, Calgene would be deprived of the competitive and licensing advantages afforded by the patent. For additional information concerning the Enzo litigation see "Legal Proceedings."

     The European Patent Office ("EPO") has granted a patent to Enzo with claims which are intended to cover the use of antisense in all cells, including plant cells. The EPO has also granted a patent to Agracetus, Inc. ("Agracetus"), a plant biotechnology company, with claims which are intended to cover the use of antisense in all plants. Calgene has filed oppositions against each of these patents. A preliminary decision from the EPO indicated that Calgene's opposition to Enzo's patent should be rejected. Calgene has filed supplemental arguments with the EPO responding to the EPO's reasoning and providing additional grounds for invalidation based upon evidence which surfaced during the course of the U.S. litigation. If opposition proceedings are not successful in limiting the scope of the claims of these patents and if Calgene is unable to obtain licenses from the respective patent holders to use such technology, Calgene could be prevented from expanding some of Calgene's genetically engineered products, including tomatoes engineered with the FLAVR SAVR gene, into Europe. There is no assurance that licenses could be obtained on commercially reasonable terms, if at all.

     Other companies have applied for patents covering Bt technology. If patents were to be issued to other companies, Calgene would be required to obtain a license to employ the Bt gene in commercial product. Calgene has rights to obtain certain licenses to Monsanto's Bt technology and has licensed Plant Genetics Systems' issued Bt patent.

     U.S. patents have been issued to Agracetus for the transformation of cotton. Calgene has obtained a license from Agracetus for non-fiber uses. The patents are now in reexamination before the U.S. Patent Office and some claims have been indicated as allowable by the Examiner. Once the reexamination is completed, Calgene may determine that a license under these patents are needed for its genetically engineered cotton fiber products. There is no assurance that licenses could be obtained on commercially reasonable terms, if at all.

     A U.S. patent has been issued to a competitor for a genetic component which is currently used in Calgene's FLAVR SAVR tomato. Although alternatives are available, in the event that Calgene would be prevented from utilizing this genetic element, it would cause disruption in the production of the FLAVR SAVR tomatoes. Analysis of this patent is currently underway. In the event that it is determined that a license is necessary, there is no assurance that a license can be obtained on commercially reasonable terms, if at all.

     Patent applications filed in the United States are not publicly available for examination. Patent applications filed abroad may be available for examination, but may not accurately reflect the applications filed in the United States on the same claimed inventions. Patent applications filed or to be filed in the future by Calgene's competitors or others could, if patents are issued, preclude Calgene from using, in the patent issuing countries, technology and techniques basic to genetic engineering and to areas of particular importance to Calgene. If Calgene is unable to obtain licenses to use such technology, there could be a delay in the introduction of some of Calgene's genetically engineered products in those countries. Whether such patents will be issued, the extent to which Calgene would be required to license such patents and the availability and cost of such licenses are currently unknown.

         Calgene has received U.S. and foreign utility patents and has filed and will continue to file patent applications in order to obtain proprietary protection of certain genes, gene constructs, uses of genes in specific applications and methods for genetic engineering of plants. There is no assurance that future patents can be obtained in a timely fashion or, if issued will afford Calgene significant protection. In addition to patents, the Company seeks to protect its proprietary know-how as trade secrets. Although Calgene takes precautionary measures to maintain the confidentiality of its trade secrets, there is no assurance that competitors will not gain access to Calgene's know-how or independently develop substantially equivalent know-how.

     Agribusiness Risks. A variety of agribusiness risks affect all of Calgene's agricultural products. Calgene regularly incurs crop production costs for tomatoes. The market price of fresh market tomatoes can experience substantial fluctuations in short periods. These price fluctuations directly affect the portion of Calgene's tomato production sold below premium prices and to a lesser extent also can affect the prices obtained for premium MacGregor's brand tomatoes. As a result, Calgene bears a significant risk with respect to its gross margins.

     Calgene is assuming most of the agronomic risk (such as crop failure) in growing fresh market tomatoes and in the production of seed for Calgene's transgenic tomatoes, cotton and canola. Seed and crop production is subject to various hazards, including disease, frost (particularly a hazard to tomatoes), drought, flood, hail and other causes of crop failure. Although Calgene contracts with growers in different regions of the U.S. and abroad, there is no assurance that during certain growing seasons the principal crop growing areas will not be vulnerable to hazards, such as adverse weather, affecting wide areas. This will especially be the case with respect to tomatoes, which until a wider range of FLAVR SAVR varieties is developed, will not be grown in all the principal growing areas.

     Seed sales are affected by U.S. government agricultural policy, which imposes varying limitations on planting acreage as a criterion for farmers' eligibility to receive government subsidy payments and other benefits. There is no assurance that current or future U.S. government agricultural policies will not have a material adverse effect on the Company's financial results.

     Possible Need to Raise Additional Capital. In June, 1995 the Company and Monsanto Company ("Monsanto") signed a letter of intent for a transaction whereby Monsanto will contribute to the Company $30 million, intellectual property relating to certain fresh produce and plant oils research and development, and ownership of a major U.S. based fresh tomato grower, packer and shipper organization. Monsanto will also make available long-term credit facilities for the Company. In exchange, the Company will issue to Monsanto shares of its common stock representing a 49.9% equity interest. In June 1995, Monsanto advanced to Calgene $10 million of the $30 million to be contributed pursuant to the proposed transaction. This advance was evidenced by a subordinated convertible note due on June 30, 1997. In September 1995, Monsanto amended the subordinated convertible note to allow Calgene to receive additional advances of up to $8 million. The additional $8 million advance together with the Company's cash, equivalents and short-term investments at June 30, 1995 are expected to be sufficient to meet Calgene's cash requirements through at least fiscal 1996. However, this expectation is based on the Company's anticipated future operating results, which are difficult to predict. If the transaction with Monsanto is not consummated, the Company may be required to issue equity securities, incur debt, or enter into other financing arrangements. The Company's future liquidity is expected to depend largely on the level of profit or losses generated by the Company's tomato business, at least until commercialization of the Company's other genetically engineered product occurs. In addition, the Company anticipates that, if its tomato, cotton, and plant oil businesses expand significantly, they will require increasing levels of working capital. There is no assurance that the Company will be successful in raising sufficient additional capital or that the terms of any funding will be favorable.

     Government Regulation. The field testing, production and marketing of genetically engineered plants and plant products are subject to federal, state, local and foreign governmental regulation. There is no assurance that regulatory agencies administering existing or future regulations or legislation will allow Calgene to produce and market its genetically engineered products in a timely manner or under technically or commercially feasible conditions. In addition, regulatory action or private litigation could result in expenses, delays or other impediments to Calgene's product development programs or the commercialization of resulting products.

     Although the FDA has announced in a policy statement that it will apply the same regulatory standards to foods developed through genetic engineering as applied to foods developed through traditional plant breeding, genetically engineered food products will be subject to premarket review if they raise safety questions or are deemed to be food additives. In May 1994, the FDA announced its determination that the FLAVR SAVR tomato has not been significantly altered with respect to safety or nutritive value when compared to conventional tomatoes and also published a food additive regulation allowing the use of the kanr marker gene in the development of new varieties of tomato, cotton and canola. Calgene has subsequently completed the safety assessment of its BXN cotton and laurate canola products in accordance with the FDA policy. There is no assurance that future Calgene products will not be subject to lengthy FDA reviews and unfavorable FDA determinations if they raise safety questions or are deemed to be food additives.

     The FDA has announced in a policy statement that it will not require that genetically engineered products be labeled as such, provided that such products are as safe and have the same nutritional characteristics as conventionally developed products. There can be no assurance that the FDA will not reconsider its position, or that local and state authorities will not enact labeling requirements, either of which could have a material adverse effect on marketing of some future products. In addition, the Mexican Health and Agriculture authorities and Health Canada could reconsider their position regarding the marketing of the FLAVR SAVR tomato.

     The USDA prohibits genetically engineered plants from being grown and transported except pursuant to a de-regulation, or under controls so burdensome as to render commercialization impracticable. The only Calgene plants currently exempted by the USDA are Calgene's initial tomato varieties engineered with the FLAVR SAVR gene, the BXN cotton varieties and laurate canola. No assurance can be given that additional Calgene products will be exempted by the USDA.

     Public Acceptance of Genetically Engineered Products. The commercial success of Calgene's genetically engineered products will depend in part on public acceptance of the cultivation and consumption of genetically engineered plants and plant products. Public attitudes may be influenced by claims that genetically engineered plant products are unsafe for consumption or pose a danger to the environment. There is no assurance that Calgene's genetically engineered products, such as fresh market tomatoes, herbicide resistant cotton and high laurate canola will gain broad public acceptance.

     Product Development Uncertainties. Although Calgene has completed the genetic engineering of FLAVR SAVR tomatoes, BXN cotton and Laurical Canola, Calgene's other genetically engineered products are at various stages of development. There are difficult scientific objectives to be achieved in certain product development programs before the technological feasibility of such products can be demonstrated. Even the more advanced programs could encounter technological problems that could significantly delay or prevent product development or product introduction.

     Technological Change and Competition. The application of recombinant DNA and related technologies to plants is complex and subject to rapid change. A number of companies are engaged in research related to plant biotechnology, including companies that rely on the use of recombinant DNA as a principal scientific strategy and companies that rely on other technologies. Technological advances by others could render Calgene's products less competitive. Calgene believes that competition will intensify, particularly from agricultural biotechnology firms and major agrichemical, seed and food companies with biotechnology laboratories. Many of such companies, as well as competitors that supply non-genetically engineered products, have substantially greater financial, technical and marketing resources than Calgene.

     Other companies are developing and seeking to commercialize premium quality, fresh market tomatoes developed with recombinant DNA or other technologies. DNA Plant Technology Corporation, a competing biotechnology company, has developed a vine-ripened tomato using one such other technology, somoclonal variation, which it is currently selling, and is test marketing a tomato developed using recombinant DNA technology. Competition in the fresh tomato market is expected to intensify as additional companies introduce tomatoes developed through biotechnology and as existing tomato producers react to competitive pressures by growing and marketing traditionally developed vine-ripe tomatoes. Many competitors have substantially greater experience in the fresh market tomato business and are well established in the industry.

     One competitor in the cotton seed market in which Calgene competes, Delta and Pine Land Company, has a market share of approximately 70%, compared with the Company's market share of approximately 15%. Competition is intense in the oleochemicals market, where Calgene competes with numerous companies.

     Dependence on Certain Corporate Relationships. Calgene has relationships with other corporations which have contributed, and in some cases continue to contribute, resources to fund the development of certain products in exchange for certain product rights. Calgene's contracts with some of these corporations provide for Calgene to produce the developed products for sale or use exclusively by the other corporation. Calgene's future success will depend, in part, on its relationships with these corporations, their continued strategic interest in the development of certain products and, eventually, their success in marketing such products or willingness to purchase such products from Calgene.

     Volatility of Stock Price. The prices of Calgene's Common Stock and the stock prices of other biotechnology companies have been extremely volatile. The announcement of technological, patent or product developments by Calgene or its competitors, events connected with the Company's fresh market tomato business, announcements regarding the Company's financial results, litigation developments, regulatory action, publicity concerning safety issues related to genetic engineering, as well as general market conditions and other factors, could have a significant impact on the market price of Calgene's stock.

ITEM 2.  PROPERTIES

     Calgene's principal research and development, executive and administrative offices are located in three adjacent buildings in Davis, California, totaling approximately 71,000 square feet. Each of the buildings is leased. Including options to extend, the leases expire on 57,000 square feet in the year 2015 and on 14,000 square feet in the year 2003.

     The company owns a 24,000 square foot greenhouse facility located on ten acres near its main facility. An additional 54,000 square feet of greenhouse space is leased near Galt, California. Including options to extend, the two leases in Galt expire in January 1997 and November 1996, respectively.

     In Georgia, the Company leases approximately 9,300 square feet of office and laboratory space. With options to extend, the lease expires in March 2002. A 3,000 square foot greenhouse was constructed in 1994 by the Company.

     At Stoneville, Mississippi, the Company owns 223,000 square feet of production and warehouse space, including a 16,000 square foot seed delinting production facility, 47,450 square feet of administrative and research and development facilities, and 123 acres of research land. Currently, the Company is in the process of constructing 16,800 square feet of additional warehouse space. The Company's Arizona operations are located on 15 acres of leased land which, including options to extend, expire in the year 2018. The Company owns 83,000 square feet of production and warehouse space on this leased land. The Company's Stoneville and Arizona facilities have the capacity to process up to 20,000 tons of bulk cotton seed.

     At its Calgene Chemical facility in Illinois, the Company leases office, production, laboratory and warehouse space located on approximately 4.5 acres. Including options to extend, the lease expires in 2017.

     PG-K leases 32,600 square feet of greenhouse, office and warehouse space in Watsonville, California, under a lease expiring August 1995. The Company also leases a 12,000 square foot potato storage warehouse and a 3,900 square foot office/garage in Blackfoot, Idaho. These leases expire in 1996 and 1997, respectively.

     At its Calgene Fresh facilities in Illinois, the Company leases approximately 48,000 square feet of production and warehouse space. With options to extend, the lease expires in 2000. The Company also leases approximately 18,000 square feet of production and warehouse space and 4,500 square feet of office space in California under leases expiring in January 1998.

     The Company's facilities are suitable for their respective uses and are, in general, adequate for its needs, at least through 1995. The research and development, executive and administrative offices at the Davis facility will accommodate planned growth beyond 1995.

ITEM 3.  LEGAL PROCEEDINGS

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

     In 1993, Enzo filed patent litigation against Calgene in the United States District Court in Delaware (Civ. No. 93-110-JJF) alleging willful patent infringement of the first issued SUNY/Enzo patent (No. 5,190,931) and unfair competition by Calgene, and requesting a declaratory judgment that the Calgene Antisense Patent is invalid. Enzo claims that Calgene has threatened Enzo and its prospective licensees, and that Calgene commenced frivolous litigation against Enzo in California. Enzo's claims that Calgene conducted bad-faith negotiations with Enzo regarding the possible granting of a license by Enzo under its then pending application, and that Calgene has slandered Enzo have been dismissed with prejudice by Enzo. Calgene has asserted that Calgene does not infringe the SUNY/Enzo Patent No. 5,190,931 and that the SUNY/Enzo Patent No. 5,190,931 is invalid and unenforceable. Calgene has also denied the other claims in Enzo's complaint. Calgene has received a written opinion from its patent counsel, Lyon & Lyon, that the SUNY/Enzo Patent No. 5,190,931 is invalid and not infringed by Calgene.

     On February 9, 1994, Enzo filed a second patent suit in the United States District Court in Delaware alleging willful infringement by Calgene of SUNY/Enzo Patent No. 5,208,149 (Civ. No. 94-57). The patent at issue in this litigation is a daughter application of the SUNY/Enzo Patent No. 5,190,931 and contains claims which are directed to antisense constructs having a particular stem and loop structure. Calgene has answered the complaint by denying its essential allegations and asserting that Patent No. 5,208,149 is invalid, unenforceable and not infringed. Calgene has also counterclaimed requesting a declaratory judgment that a third antisense patent exclusively licensed from SUNY (SUNY/Enzo Patent No. 5,272,065) is invalid and unenforceable. Calgene has also received written opinions from patent counsel, Lyon & Lyon, that the SUNY/Enzo Patent No. 5,208,149 and Patent No. 5,272,065 are invalid and not infringed by Calgene. The two Delaware actions have now been consolidated. A bench trial was held before Judge Farnan from April 4 through April 21, 1995. Enzo's claims for unfair negotiations, reliance on improper science, unfair press release and slander were dismissed with prejudice. It is not known when the judge will render a decision.

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

     Although Calgene believes that the SUNY/Enzo Patents are invalid, unenforceable and not infringed, a court might not agree. If a court were to determine that any claim validly covers plant cells and is infringed by
Calgene's sale of products using antisense technology, Calgene could be held liable for significant damages and be precluded from producing and selling the FLAVR SAVR tomato, as well as other products under development, without a license. There is no assurance that a license, if necessary, could be obtained by Calgene on commercially acceptable terms. If the court were to determine that the Calgene Antisense Patent is invalid or unenforceable, Calgene would be deprived of the competitive and licensing advantages afforded by its patent. Moreover, the Company would have to expense the capitalized legal fees related to the defense of the Calgene's Antisense Patent, which amounted to approximately $6.5 million at June 30, 1995.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OR SECURITY HOLDERS
         ---------------------------------------------------

     None.


ITEM 5.  MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS
         ----------------------------------------------------------------------

     Calgene's Common Stock is traded over-the-counter on the NASDAQ National Market under the symbol CGNE. The following table sets forth for the periods indicated the high and low sale prices of the Common Stock as reported by NASDAQ.

                                                        High              Low
Fiscal 1994
     Quarter ended September 30, 1993 .................$ 14 1/2         $ 11
     Quarter ended December 31, 1993.....................17 5/8           12 3/4
     Quarter ended March 31, 1994........................14 1/2           10 1/4
     Quarter ended June 30, 1994.........................15 3/8           10

Fiscal 1995
     Quarter ended September 30, 1994 ...................12 3/8            8 5/8
     Quarter ended December 31, 1994..................... 9 7/8            6 3/8
     Quarter ended March 31, 1995.........................8 7/8            5 3/4
     Quarter ending June 30, 1995.........................9 5/8            5 3/8

     As of August 31, 1995, there were approximately 3,576 shareholders of record of the Common Stock.

     Calgene has never paid a dividend on its Common Stock and does not anticipate doing so in the foreseeable future. In addition, certain debt and capital lease covenants prohibit Calgene from paying cash dividends on the Common Stock.

ITEM 5.  SELECTED FINANCIAL DATA
         -----------------------

                                                   FIVE YEAR SELECTED FINANCIAL DATA
                                               (In thousands, except per share amounts)

                                          1995         1994         1993         1992         1991
                                       ---------    ---------    ---------    ---------    ---------

Consolidated statement of
operations data (1):

Revenues:
     Product sales                     $  48,972    $  35,408    $  24,675    $  18,211    $  20,810
     Product development                   6,459        3,025        2,562        3,666        5,294
     Interest/other                        1,233          964        2,089        2,322        1,601
                                       ---------    ---------    ---------    ---------    ---------
         Total revenues                $  56,664    $  39,397    $  29,326    $  24,199    $  27,705

Loss from continuing operations        $ (30,602)   $ (42,801)   $ (25,223)   $ (18,616)   $ (14,379)

Net loss                               $ (30,602)   $ (42,801)   $ (25,623)   $ (19,916)   $ (26,979)

Net loss per share (2):
     Loss from continuing operations   $   (1.04)   $   (1.71)   $   (1.11)   $   (1.34)   $   (1.43)
     Net loss                          $   (1.04)   $   (1.71)   $   (1.13)   $   (1.42)   $   (2.54)

Consolidated balance sheet data:

     Total assets                      $  89,231    $  78,312    $  88,401    $  85,223    $  83,136
     Long-term obligations             $  15,421    $   5,704    $   3,694    $   4,378    $   5,065
     Preferred stock (3)                      --           --           --    $  29,506    $  29,627
     Common stock                      $ 223,191    $ 190,961    $ 169,506    $ 111,119    $  86,503

(1) As described elsewhere herein, acquisitions during 1993 affect the comparability of the selected financial data.

(2)  Applicable to holders of common  stock.  (3)  Includes   additional  paid-
     in capital allocable to Preferred Stock. Substantially all the Preferred Stock was converted to Common Stock in July 1992.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

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

     The Company's fresh market tomato business continued to experience negative gross margins in fiscal 1995 and will not achieve positive gross margins until the Company realizes substantial reductions in the high unit costs that the Company has continually incurred in the production, distribution and marketing of vine-ripened tomatoes. The Company believes that such cost reductions will depend primarily on (i) tomatoes with the FLAVR SAVR gene providing substantial cost savings due to reduced spoilage; (ii) the Company achieving lower costs from increased crop yields through the development and introduction of additional FLAVR SAVR varieties, innovative production, packaging, handling and distribution methods and from additional experience in the business; and (iii) production, and sales volumes reaching levels that will provide substantial economies of scale.

     The Company's financial results depend in large part on its yields of vine-ripened tomatoes and the proportion that can be packed and sold as premium tomatoes. As part of its continuous tomato production program, in fiscal 1995 the Company grew tomato crops containing the FLAVR SAVR gene in Florida, Georgia and California. In order to reduce the handling damage and improve the percentage of high quality tomatoes successfully packed and transported to customers, the Company established fresh tomato packing and shipping facilities located near these primary crop production areas. These facilities began operations in the fourth quarter of fiscal 1995. Yields and packouts of premium tomatoes harvested in Florida and Georgia were lower than expected by the Company, and this lower output has resulted in lower than planned revenues, and a higher than planned net loss, for fiscal 1995. There can be no assurance as to the output levels of premium tomatoes that will be achieved nor the prices at which non-premium vine-ripe tomatoes, which are subject to the market condition for commodity tomatoes, will be sold. The superior quality of the Company's premium tomato products has resulted in the sale of all available premium fruit production to date at wholesale prices substantially higher than the prevailing market price for commodity tomatoes. This trend is expected to continue.

     Revenues

     Calgene's product sales in fiscal 1995 increased 38.3% to $49.0 million from $35.4 million in fiscal 1994. The increase reflects $6.8 million higher tomato sales, $4.2 million higher cotton seed sales, and $2.3 million higher specialty oleochemical sales. Product sales in fiscal 1994 increased 43.5% to $35.4 million from $24.7 million in fiscal 1993. The increase reflects $6.2 million higher tomato sales, $2.0 million higher cotton seed sales, $1.2 million higher sales of canola oil and meal, and $951,000 higher sales of specialty oleochemical products.

     Product development revenues in fiscal 1995 increased by 113.5% to $6.5 million from $3.0 million in the prior fiscal year. The increase was primarily due to a $3.4 million increase in technology license sales reflecting a non-recurring $3.8 million sale in fiscal 1995. Product development revenues in fiscal 1994 increased by 18.1% to $3.0 million from $2.6 million in the prior fiscal year. The increase was primarily due to a $700,000 non-recurring sale of a technology license, and the renewal of a research contract with Procter & Gamble at an increased revenue rate. These increases were partly offset by the conclusion of certain other research contracts.

     Interest income increased by $352,000 in fiscal 1995 as compared to fiscal 1994 primarily due to higher interest rates. Interest income decreased by $850,000 in fiscal 1994 as compared to fiscal 1993 largely due to a reduction in cash and equivalents and short-term investments which were used primarily to fund operating losses. In addition, the decrease in fiscal 1994 reflected a trend of lower interest rates during the two year period.

     Gross Profit

     Calgene's gross profit on net product sales was negative $4.7 million in fiscal 1995 as compared to a negative gross profit of $8.6 million in fiscal 1994. The negative gross profit is attributable to the Company's fresh market tomato operations. The positive gross profit variance of $3.9 million in fiscal 1995 is largely due to a gross profit increase of $2.3 million in cotton operations primarily reflecting increased domestic seed sales. In addition, tomato sales incurred a negative gross profit of $14.9 million in fiscal 1995, compared with a negative gross profit of $16.4 million in fiscal 1994. Gross profit in fiscal 1994 was negative $8.6 million as compared to a positive gross profit of $2.8 million in fiscal 1993. The negative variance of $11.4 million is attributable to a negative gross profit of $16.4 million on tomato sales in fiscal 1994, compared with a negative gross profit of $2.2 million in fiscal 1993. The negative gross profit was partly offset by a gross profit increase of $2.1 million in cotton operations reflecting increased domestic seed sales and higher sale prices.

     Research and Development Expenses

     Research and development expenses decreased $195,000 in fiscal 1995 to $15.4 million as compared to $15.6 million in fiscal 1994 primarily due to lower distribution testing, consulting and product development expenses in the Company's tomato operations. These decreases were partly offset by higher expenses for licensing activities and higher product development expenses for genetically modified canola oils. Research and development expenses increased by $593,000 or 4.0% to $15.6 million in fiscal 1994 as compared to $15.0 million in fiscal 1993 primarily due to higher expenditures for patent and licensing activities. In addition, the increase reflects higher greenhouse and consulting expenses. These increases were partly offset by lower expenses for testing tomato distribution and packaging methods.

     In January 1995, the Company implemented a program to reduce ongoing research and selling, general and administrative expenses which is expected to have a positive fiscal 1996 impact of approximately $2 million. This program included staff reductions of approximately 10% of the Company's 320 regular full time employees, and reflects a shift in resources from research into product development to focus on commercialization of the Company's genetically engineered products. Expenses associated with this reduction in force were approximately $200,000.

     Selling, General and Administrative Expenses

     Calgene's selling, general and administration expenses decreased by $5.2 million or 24.4% to $16.1 million in fiscal 1995 as compared to fiscal 1994. The decrease primarily reflects lower sales and marketing expenses and lower payroll and consulting expenses in the Company's tomato operations. In addition, fiscal 1994 reflects a $1.0 million scale-back charge attributable to the reduction of non-genetically engineered tomato marketing operations. The fiscal 1995 decrease was partly offset by higher general corporate expenses which include a $483,000 write-off of costs associated with Calgene's decision to conclude discussions with a potential strategic partner. Selling, general and administrative expenses for fiscal 1994 were $21.3 million as compared to $16.5 million in fiscal 1993. The increase reflects $3.8 million in higher expenses at Calgene Fresh for fiscal 1994, largely due to a $1.2 million increase in selling expense and the scale back charge described above. In addition, general corporate expenses increased primarily due to the inclusion of a $697,000 stock compensation charge in fiscal 1994.

     Interest Expense

     Interest expense, which reflects the Company's borrowings on its bank line of credit and long-term debt obligations, increased $195,000 to $924,000 in fiscal 1995. The increase was primarily due to higher interest rates and higher borrowings on the Company's bank line of credit used to finance inventories and receivables. Interest expense was essentially unchanged in fiscal 1994 as compared to fiscal 1993.

     Equity in Net Losses of Affiliates

     In fiscal  1995,  1994 and 1993  Calgene  recorded  $213,000,  $583,000 and
$583,000, respectively, in losses related to its investment in Osmotica Foods Inc., a 50% owned affiliate which began operations in January 1993 to develop and commercialize food-related applications of the natural sugar trehalose. The lower fiscal 1995 loss reflects reduced business and product development activities as Osmotica scaled back its operations to focus on technology licensing activities.

     Gain (Loss) on Disposition of Assets

     Loss on disposition of assets in fiscal 1995 was $1.1 million as compared to $38,000 in the comparable period of the prior year. The increased loss reflects the write-off of obsolete assets by Calgene Fresh.

     Pre-Tax Losses from Continuing Operations

     In fiscal 1995, Calgene incurred a pre-tax loss of $30.6 million as compared to a pre-tax loss of $42.7 million in the prior fiscal year. The decreased fiscal 1995 pre-tax loss is primarily attributable to lower selling, general and administration expenses at Calgene Fresh and higher product development revenues. In addition, the decreased pre-tax losses reflect increases in gross profits on net product sales from cotton seed and oleochemical sales, and a reduction in gross losses on net product sales at Calgene Fresh. These factors were partly offset by higher selling, general and administrative expenses for general corporate purposes, and the loss on disposition of obsolete assets. In fiscal 1994, Calgene incurred a pre-tax loss of $42.7 million as compared to a pre-tax loss of $25.2 million in the prior fiscal year. The increased fiscal 1994 pre-tax loss is primarily attributable to negative gross profits and higher selling, general and administrative expenses at Calgene Fresh. In addition, the increased pre-tax loss reflects higher corporate selling, general and administrative expenses and lower interest income. These factors were partly offset by increases in gross profits from cotton seed sales and higher product development revenues.

     The Company expects to continue to incur pre-tax losses in fiscal 1996.

     Provision for Income Taxes

     For federal income tax return purposes, as of June 30, 1995 the Company has a net operating loss carryover of approximately $180 million which expires between 1995 and 2010, and a general business tax credit carryover of approximately $4 million which expires between 1995 and 2010. In addition, as of June 30, 1995 the Company has a net operating loss carryover of approximately $125 million for state income tax purposes which expires between 1995 and 2010. Approximately $20 million and $3 million of the federal and state net operating loss carryovers, respectively, and $700,000 of the general business tax credit carryover, are available only to offset the separate federal and state taxable income, if any, of Calgene Fresh. For financial reporting purposes, a valuation allowance of approximately $72.8 million has been recognized at June 30, 1995 to offset the deferred tax assets related to all of the aforementioned carryforwards.

     Because of the change in ownership provisions of the Tax Reform Act of 1986, a portion of the Company's federal net operating loss and tax credit carryovers will be subject to an annual limitation regarding their utilization against taxable income in future periods. The Company expects that the annual limitation will not have a material adverse effect on the Company's ability to utilize the net operating loss and credit carryovers prior to the expiration of the carryover periods.

     Seasonality

     Tomato prices are generally higher and unit volume lower during winter months due to adverse weather conditions. The opposite effects occur in the summer months. Sales of planting seed are seasonal, causing significant fluctuations in product sales and working capital requirements. Cotton seed sales are concentrated in the quarters ending March 31 and June 30. Sales of canola oil occur almost entirely in the quarter ending September 30. Specialty oleochemical sales are generally not seasonal.

     Patent Litigation

     See "Legal Proceedings" regarding litigation in which another company has claimed that Calgene's products developed with antisense technology, including the FLAVR SAVR tomato, infringe the other company's patent rights and has challenged the validity of Calgene's antisense patent.

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

     Inflation and Price Fluctuations

     Calgene regularly incurs crop production costs for fresh market tomatoes. The market price of fresh market tomatoes can experience substantial fluctuations in short periods. These price fluctuations directly affect the portion of Calgene's tomato production sold below premium prices and to a lesser extent can affect the prices for premium MacGregor's brand tomatoes. As a result, Calgene bears a significant risk with respect to its gross margin. Calgene's plant oil and cotton operations can also be affected by changes in prices of commodity plant oil and cotton seed oil and meal. The effects of general inflation have not had a material impact on Calgene's consolidated results of operations.

Liquidity and Capital Resources

     At June 30, 1995 Calgene had cash and equivalents and short term available-for-sale securities of approximately $22.0 million, excluding $1.3 million in securities pledged as collateral for certain obligations. This was an increase of $1.3 million from June 30, 1994. Sources of cash in fiscal 1995 included the Company's October 1994 and July 1994 offerings of Common Stock which contributed net proceeds of $16.4 million and $14.8 million, respectively, and a $10 million increase in borrowings of long-term debt. Uses of cash include financing the Company's $30.6 million net loss, the acquisition of $5.6 million in property, plant and equipment, payments of $4.8 million for product rights, patents and other intangible assets (including capitalized patent legal defense costs), a $4.1 million increase in operating assets and payments of $1.8 million on long-term debt. The Company's investment policy is to invest excess cash in high quality, liquid, short-term fixed income securities.

     Current operating assets increased $4.1 million at June 30, 1995 (including the effects of discontinued operations) as compared to June 30, 1994 due to a $2.0 million increase in inventory and a $1.8 million increase in net receivables. The increase reflects $2.7 million in higher tomato inventories, primarily for crop growing, and higher specialty oleochemical inventories. These increases in inventories were partly offset by a $1.1 million reduction of consigned alfalfa seed. The increase in accounts receivable resulted primarily from higher sales at Calgene Fresh and Calgene Chemical.

     Current liabilities decreased $426,000 at June 30, 1995 as compared to June 30, 1994 largely due to a $1.4 million decrease in trade accounts payable and a $889,000 decrease in notes payable. These decreases were partly offset by a $1.3 million increase in amounts due customers. The decrease in notes payable reflects seasonal utilization of the Company's bank line of credit. The increase in amounts due customers primarily reflects refunds due customers for cotton seed returns consistent with current industry practice.

     Net working capital increased $6.1 million from $4.7 million at June 30, 1994, to $10.8 million at June 30, 1995 primarily due to the $3.1 million increase in inventories, a $1.9 million increase in receivables, a $1.3 million increase in cash and equivalents and available-for-sale securities and a $426,000 decrease in current liabilities.

     A $13 million bank line of credit is used to help finance working capital requirements for Calgene's subsidiaries. Borrowings under the line of credit bear interest at the greater of one quarter percent over the bank's prime rate or two and one half percent over the federal funds rate. On June 30, 1995 the bank's prime rate was 9.0% and the federal funds rate was 6.11%. The weighted average annual interest rates under the line of credit were 8.92% and 6.56% for the fiscal years ended June 30, 1995 and 1994, respectively. As of June 30, 1995, $6.0 million of indebtedness was outstanding on the bank line of credit, which expires in January 1996. The Company is not in compliance with certain line of credit financial covenants and conditions at June 30, 1995. However, the Company has obtained waivers from the bank extending through December 31, 1995. The Company anticipates being in compliance with such covenants and conditions prior to the expiration of the waiver.

     In the normal course of business, the Company enters into various grower contracts with third party growers. Pursuant to these contracts, the Company contracts with growers to purchase their crop, subject to certain quality standards, at the end of the growing cycle which is generally less than one year. The amount of outstanding grower contract commitments was approximately $6.3 million at June 30, 1995. Calgene Fresh is contracting with growers to supply tomatoes which in many cases will require the Company to advance payments through the growing season. These commitments are expected to increase as Calgene Fresh expands its commercialization efforts.

     The Company has capitalized the legal fees incurred in its lawsuit with Enzo Biochem, Inc. related to Calgene's defense of its antisense patent. If the defense of Calgene's patent is unsuccessful, the Company would have to expense all of these unamortized legal costs. At June 30, 1995, the amount of these unamortized costs was $6.5 million. The Company believes that future legal defense costs may be substantial.

     In connection with the removal of an underground petroleum storage tank at a subsidiary's facility in Gibson City, Illinois, the Company discovered that the soil and ground water at the site were contaminated with petroleum hydrocarbons. The tank was installed by a prior owner of the facility. Calgene is remediating pursuant to the requirements of the Illinois Environmental Protection Agency ("Illinois EPA"). The Company believes that the ultimate resolution of this matter will not have a material adverse effect on its business, financial condition or results of operations.

     The Company expects that capital expenditures in fiscal 1996 will be approximately $4.7 million, a portion of which the Company expects to fund with debt or lease financing. The Company's plans for capital expenditures may change during the course of the year.

     In June, 1995 the Company and Monsanto Company ("Monsanto") signed a letter of intent for a transaction whereby Monsanto will contribute to the Company $30 million, intellectual property relating to certain fresh produce and plant oils research and development, and ownership of a major U.S. based fresh tomato grower, packer and shipper organization. Monsanto will also make available long-term credit facilities for the Company if the proposed transaction is completed. In exchange, the Company will issue to Monsanto shares of its common stock representing a 49.9% equity interest. In June 1995, Monsanto advanced to Calgene $10 million of the $30 million to be contributed pursuant to the proposed transaction. This advance was evidenced by a subordinated convertible note due on June 30, 1997. In the event the transaction is not closed as a result of reasons within the control of the Company, or if the Company's shareholders fail to approve the transaction, then the maturity date of the note will be June 30, 1996. In addition, if the transaction is not closed for any reason, the principal amount of the note plus accrued interest is convertible into shares of the Company's common stock at Monsanto's option. The conversion price will be equal to 85% of the average closing market price of the Company's common stock during the ten trading days immediately preceding the conversion. In September 1995, Monsanto amended the subordinated convertible note to allow the Company to receive additional advances of up to $8 million. The additional $8 million advance, together with the Company's cash, equivalents and short-term investments at June 30, 1995, are expected to be sufficient to meet Calgene's cash requirements through at least fiscal 1996. However, this expectation is based on the Company's anticipated future operating results, which are difficult to predict. If the transaction with Monsanto is not consummated, the Company may be required to issue equity securities, incur debt, or enter into other financing arrangements. The Company's future liquidity is expected to depend largely on the level of profit or losses generated by the Company's tomato business, at least until commercialization of the Company's other genetically engineered product occurs. In addition, the Company anticipates that, if its tomato, cotton, and plant oil businesses expand significantly, they will require increasing levels of working capital. There is no assurance that the Company will be successful in raising sufficient additional capital or that the terms of any funding will be favorable.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
            --------------------------------------------

                   Index to Consolidated Financial Statements
                             and Supplementary Data

                                                                            Page

Report of Independent Auditors................................................29

Consolidated Balance Sheets - June 30, 1995 and 1994..........................30

Consolidated Statements of Operations - Years ended
June 30, 1995, 1994 and 1993..................................................32

Consolidated Statements of Shareholders' Equity -
Years ended June 30, 1995, 1994 and 1993......................................33

Consolidated Statements of Cash Flows - Years ended
June 30, 1995, 1994 and 1993..................................................34

Notes to Consolidated Financial Statements....................................35

Supplementary Data (Unaudited)................................................48




                         REPORT OF INDEPENDENT AUDITORS




The Board of Directors and Shareholders
Calgene, Inc.

We have audited the accompanying consolidated balance sheets of Calgene, Inc. as of June 30, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1995. Our audits also included the financial statement schedules listed in the Index at Item 14(a)2. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Calgene, Inc. at June 30, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                                               ERNST & YOUNG LLP

Sacramento, California
August 18, 1995


                                 CALGENE, INC.
                          CONSOLIDATED BALANCE SHEETS
                             June 30, 1995 and 1994
                             (Dollars in thousands)

               ASSETS                                 1995       1994
               ------                               -------    -------

 Current assets:
   Cash and equivalents                             $11,753    $ 5,286
   Available-for-sale securities                     10,283     15,457
   Accounts receivable, primarily trade,
     net of allowance for doubtful accounts
     of $346 and $173 at June 30, 1995
     and 1994, respectively                           6,697      4,792
   Inventories                                        8,148      5,068
   Prepaid expenses and other
     current assets                                   1,699      2,278
                                                    -------    -------

     Total current assets                            38,580     32,881

 Property, plant and equipment:
   Land                                                 763        763
   Buildings                                          3,743      3,622
   Leasehold improvements                             9,643      8,486
   Furniture, fixtures and equipment                 22,436     18,600
   Construction in progress                           1,459        892
                                                    -------    -------
                                                     38,044     32,363

   Less accumulated depreciation and amortization    15,524     12,872
                                                    -------    -------

     Property, plant and equipment, net              22,520     19,491

 Product rights,  patents and other
   intangible assets,  less accumulated
   amortization of $2,507 and $1,517
   at June 30, 1995 and 1994,
   respectively                                      16,199     13,100

 Costs in excess of fair values assigned
   to net assets acquired, less accumulated
   amortization of $4,145 and $3,503 at
   June 30, 1995 and 1994, respectively              10,025     10,577

 Other non-current assets                             1,907      2,263
                                                    -------    -------
                                                    $89,231    $78,312
                                                    =======    =======


                            See accompanying notes.


                                 CALGENE, INC.
                    CONSOLIDATED BALANCE SHEETS (continued)
                             June 30, 1995 and 1994
                             (Dollars in thousands)


  LIABILITIES AND SHAREHOLDERS' EQUITY                    1995         1994
  ------------------------------------                 ---------    ---------

  Current liabilities:
      Notes payable                                    $   7,761    $   8,650
      Accounts payable                                     6,487        7,916
      Accrued payroll and related expenses                 2,049        1,803
      License contract payable                             1,500        1,500
      Amounts due customers                                4,596        3,328
      Other current liabilities                            3,872        3,260
      Current portion of long-term debt                    1,494        1,728
                                                       ---------    ---------

    Total current liabilities                             27,759       28,185

  License contract payable, long-term                        750        1,500
  Long-term debt                                          14,671        4,204

  Commitments and contingencies (Note 6)

  Shareholders' equity:
    Preferred stock, $.001 par value; 5,000,000
      authorized, no shares issued and outstanding            --           --
    Common stock, $.001 par value; 50,000,000
      shares authorized, 30,244,226 and 26,506,312
      shares issued and outstanding at June 30, 1995
      and 1994, respectively                                  30           27
    Additional paid-in capital                           223,161      190,934
    Accumulated deficit                                 (177,140)    (146,538)
                                                       ---------    ---------

    Total shareholders' equity                            46,051       44,423
                                                       ---------    ---------

                                                       $  89,231    $  78,312
                                                       =========    =========


                            See accompanying notes.


                                 CALGENE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    Years ended June 30, 1995, 1994 and 1993
                (Dollars in thousands, except per share amounts)

                                                1995        1994        1993
                                             ----------  ----------  ----------

Revenues:
  Product sales, net                           $ 48,972    $ 35,408    $ 24,675
  Product development revenues                    6,459       3,025       2,562
  Interest income                                 1,079         727       1,577
  Other income, net                                 154         237         512
                                             ----------  ----------  ----------
                                                 56,664      39,397      29,326
Costs and expenses:
  Cost of goods sold                             53,678      43,982      21,918
  Research and development:
    Contract                                      3,436       2,721       4,715
    Other                                        11,937      12,847      10,260
  Selling, general and administrative            16,081      21,279      16,494
  Interest expense                                  924         729         673
                                             ----------  ----------  ----------
                                                 86,056      81,558      54,060

Minority interest share of net loss                 116          46          50
Equity in net loss of affiliate                    (213)       (583)       (583)
Gain (loss) on disposition of assets             (1,098)        (38)         88
                                             ----------  ----------  ----------

Loss from continuing operations before
  income taxes                                  (30,587)    (42,736)    (25,179)
Provision for income taxes                           15          65          44
                                             ----------  ----------  ----------

Loss from continuing operations                 (30,602)    (42,801)    (25,223)

Discontinued operations                              --          --        (400)
                                             ----------  ----------  ----------

Net loss                                       $(30,602)   $(42,801)   $(25,623)
                                             ==========  ==========  ==========

Net loss per share:
  Loss from continuing operations              $  (1.04)   $  (1.71)   $  (1.11)
  Loss from discontinued operations                  --          --       (0.02)
                                             ----------  ----------  ----------
    Net loss                                   $  (1.04)   $  (1.71)   $  (1.13)
                                             ==========  ==========  ==========

  Shares used in per share calculations      29,439,008  24,987,513  22,786,057
                                             ==========  ==========  ==========



                            See accompanying notes.



                                                          CALGENE, INC.
                                            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                               Years ended June 30, 1995, 1994, and 1993
                                            (Dollars in thousands, except per share amounts)


                                               Preferred stock            Common stock      Additional                     Total
                                          ----------------------      -------------------     paid-in    Accumulated   shareholders'
                                            Shares        Amount        Shares     Amount     capital      deficit        equity
                                          ----------     -------      ----------   ------    --------     ---------      --------

Balance at June 30, 1992                   1,243,516     $29,506      18,038,454     $18     $111,101     ($ 78,114)     $ 62,511

Net loss                                          --          --              --      --           --       (25,623)      (25,623)
Sale of common stock, net of expenses             --          --       2,032,050       2       27,674            --        27,676
Options exercised                                 --          --         278,006      --        1,648            --         1,648
Conversion and redemption of preferred
  stock, net of expenses                  (1,243,516)    (29,506)      4,063,272       4       29,059            --          (443)
                                          ----------     -------      ----------     ---     --------     ---------      --------

Balance at June 30, 1993                          --          --      24,411,782      24      169,482      (103,737)       65,769

Net loss                                          --          --              --      --           --       (42,801)      (42,801)
Sale of common stock, net of expenses             --          --       1,845,000       2       19,150            --       19,152
Options exercised                                 --          --         249,530       1        1,605            --         1,606
Stock compensation                                --          --              --      --          697            --           697
                                          ----------     -------      ----------     ---     --------     ---------      --------

Balance at June 30, 1994                          --          --      26,506,312      27      190,934      (146,538)       44,423

Net loss                                          --          --              --      --           --       (30,602)      (30,602)
Sale of common stock, net of expenses             --          --       3,683,262       3       31,419            --        31,422
Options exercised                                 --          --          54,652      --          340            --           340
Stock compensation                                --          --              --      --          452            --           452
Unrealized gain on available-for-sale
  securities                                      --          --              --      --           16            --            16
                                          ----------     -------      ----------     ---     --------     ---------      --------

Balance at June 30, 1995                          --     $    --      30,244,226     $30     $223,161     ($177,140)     $ 46,051
                                          ==========     =======      ==========     ===     ========     =========      ========






                                                           See accompanying notes.


                                                              CALGENE, INC.
                                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 Years ended June 30, 1995, 1994 and 1993
                                               Increase (Decrease) in Cash and Equivalents
                                                           (Dollars in thousands)

                                                                                     1995        1994        1993
                                                                                   --------    --------    --------
Cash flows from operating activities:
     Net loss                                                                      $(30,602)   $(42,801)   $(25,623)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Minority interest in net loss                                                 (116)        (46)        (50)
         Depreciation and amortization                                                4,957       4,099       3,082
         Loss (gain) on disposition of assets                                         1,098          38        (128)
         Equity in net loss of affiliate                                                213         583         583
         Stock compensation                                                             452         697          --
         Provision for loss on discontinued operations                                   --          --        (502)
         Net changes in operating assets and  liabilities, excluding effect of acquisition of subsidiaries:
                  Accounts  receivable                                               (1,992)     (1,658)      2,152
                  Allowance for doubtful accounts                                       173         (78)       (289)
                  Inventories                                                        (2,003)      1,320        (178)
                  Prepaid expenses and other current assets                            (303)         34        (368)
                  Accounts payable                                                   (1,429)      2,589       3,593
                  Accrued payroll and related expenses                                  246         241         186
                  Amounts due customers                                               1,268       1,740        (372)
                  Other current liabilities                                             612       1,637         407
                  Other                                                                  30          44          84
                                                                                   --------    --------    --------

                           Net cash used in operating activities                    (27,396)    (31,561)    (17,423)
                                                                                   --------    --------    --------

Cash flows from investing activities:
     Proceeds from sales of securities                                               22,904      24,904      55,435
     Purchase of securities                                                         (17,714)    (15,588)    (48,460)
     Collection of notes receivable                                                      --       1,709          --
     Investment in affiliate                                                            (73)       (579)       (175)
     Capital expenditures for property, plant and equipment                          (5,649)     (4,437)     (4,607)
     Decrease in cash and equivalents resulting from acquisition of
       subsidiaries, net of cash and equivalents acquired and acquisition costs         (90)        (12)     (2,322)
     Purchases of product rights, patents and other  intangible assets               (4,782)     (4,843)     (2,041)
     Proceeds from sale of assets                                                        38          69       1,265
                                                                                   --------    --------    --------

                           Net cash provided by (used in) investing activities       (5,366)      1,223        (905)
                                                                                   --------    --------    --------

Cash flows from financing activities:
     Proceeds from notes payable                                                     19,398      14,214      14,846
     Payments on notes payable                                                      (20,322)    (13,161)    (17,042)
     Decrease in securities-pledged                                                     159         136       1,350
     Increase in borrowings of long-term debt                                        10,000          --          --
     Principal payments on long-term debt                                            (1,768)     (1,332)     (3,398)
     Sale of common stock                                                            31,762      20,758      29,324
     Preferred stock conversion expenses                                                 --          --        (554)
     Dividends paid                                                                      --          --        (700)
                                                                                   --------    --------    --------

                           Net cash provided by financing activities                 39,229      20,615      23,826
                                                                                   --------    --------    --------

Net increase (decrease) in cash and equivalents                                       6,467      (9,723)      5,498

Cash and equivalents at  beginning of year                                            5,286      15,009       9,511
                                                                                   --------    --------    --------

Cash and equivalents at end of year                                                $ 11,753    $  5,286    $ 15,009
                                                                                   ========    ========    ========


                                                            See accompanying notes.


                                 CALGENE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 1995, 1994 and 1993


1.       Summary of significant accounting policies
         ------------------------------------------

         Organization and business
         -------------------------

         Calgene  is a  biotechnology  company  that is  developing  genetically
         engineered   plants  and  plant   products  for  the  seed,   food  and
         oleochemical industries.

         Consolidation and equity accounting
         -----------------------------------

         The consolidated financial statements include the accounts of Calgene, its wholly-owned subsidiaries and its majority owned joint venture (together the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

         Calgene uses the equity method to account for its investment in its 50 percent owned joint ventures. Under the equity method, Calgene recognizes its proportionate share of the net income or loss of these joint ventures currently, rather than when realized through dividends or disposal.

         Cash equivalents and available-for-sale securities
         --------------------------------------------------

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

         Cash equivalents and available-for-sale securities, consisting principally of certificates of deposit, bankers acceptances, commercial paper, U.S. treasury and agency securities, and money market funds, are stated at fair market value, and are adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income. Unrealized gains and losses, net of tax, on available-for-sale securities are reported in shareholder's equity. The aggregate fair market value of available-for-sale securities at June 30, 1995 is $20,276,000 of which $9,993,000 is included in cash and equivalents. The contractual maturities of available-for-sale securities at June 30, 1995 are as follows:
         $17,742,000 in fiscal 1996 and $2,534,000 in fiscal 1997.

         Inventories
         -----------

         Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market value.

         Property, plant and equipment
         -----------------------------

         Property, plant and equipment are stated at cost and depreciated or amortized on a straight-line basis over the estimated useful lives of the assets or the capital lease term, whichever is less. The estimated useful lives range from 3 to 30 years.

         Product rights, patents and other intangible assets
         ---------------------------------------------------

         Product rights of approximately $7,827,000 at June 30, 1995 and $7,749,000 at June 30, 1994 are stated at cost and are amortized on a straight-line basis over the lesser of their contractual lives or their estimated useful lives (generally 10 to 20 years).

         External costs incurred in obtaining patents are capitalized. The costs of successful patent applications are amortized on a straight-line basis over the lesser of their statutory lives or their estimated useful lives (generally 17 years). External costs incurred in defense of patents are capitalized and amortized on a straight-line basis over the remaining life of the patent. The costs of unsuccessful patent applications or patent defense are charged to expense in the period in which the patent applications are denied or the patent defense is unsuccessful.

         Costs in excess of fair values assigned to net assets acquired are capitalized and amortized on a straight-line basis over periods of 10 to 25 years.

         Revenue recognition and product development arrangements
         --------------------------------------------------------

         Revenue from product sales is recognized primarily at the time of shipment net of estimated product returns. The Company performs research under contracts for the development of certain products for other entities. Revenue from product development contracts is recognized according to the percentage of completion method. Funding received in advance of research performed under these contracts is recorded as deferred revenue. Related contract expenses are charged to expense as incurred.

         Income taxes
         ------------

         Under Financial Accounting Standards No. 109, "Accounting For Income Taxes", the liability method is used to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. General business tax credits will be accounted for as a reduction of federal income taxes payable under the flow-through method.

         Net loss per share
         ------------------

         Net loss per share has been computed by dividing the net loss by the weighted average number of common shares outstanding during each period. Common equivalent shares related to stock options have been excluded from the computation of net loss per share since their inclusion would be antidilutive.

         Statement of cash flows
         -----------------------

         For purposes of the consolidated statement of cash flows, the Company considers highly liquid investments with original maturities of three months or less to be cash equivalents. During fiscal 1995, 1994 and 1993, the Company paid cash for interest and income taxes as follows:

                                                (In thousands)
                                        1995         1994        1993
                                        ----         ----        ----

                  Interest              $895         $621        $524
                  Income taxes            91           53          46

         The Company maintains its cash and equivalents and short-term investments in several different instruments. This diversification of risk is consistent with the Company's policy to maintain liquidity and ensure the safety of principal.

         Reclassifications
         -----------------

         Certain amounts reported for prior years have been reclassified to conform with the presentation of the fiscal 1995 financial statements.

2.       Inventories
         -----------

         Inventories consist of the following at June 30, 1995 and 1994:

                                                    (In thousands)
                                                1995              1994

                  Raw materials                $  897            $  858
                  Work in progress              4,613             2,093
                  Finished goods                2,638             2,117
                                              -------           -------
                                               $8,148            $5,068
                                               ======            ======

3.       License Purchase Agreements
         ---------------------------

         In August 1991, the Company acquired from Campbell Soup Company an exclusive license to commercialize the FLAVR SAVR tomato in North America. The license was purchased for $2 million plus future payments contingent upon certain regulatory and commercialization milestones, plus royalties on future sales of tomatoes with the FLAVR SAVR gene.

         The license agreement was amended in February 1994, when Calgene, Campbell Soup Company and Zeneca A.V.P. entered into agreements whereby Calgene purchased the exclusive royalty-free rights to produce and sell fresh market tomatoes containing the FLAVR SAVR gene. The agreement expanded Calgene's commercialization rights from North America to worldwide. The license was purchased from Campbell Soup Company for $3.0 million, payable in installments of $1.5 million paid in July 1994, and $750,000 due in July 1995 and 1996, respectively.

4.       Strategic Alliance
         ------------------

         In June, 1995 the Company and Monsanto Company ("Monsanto") signed a letter of intent for a transaction whereby Monsanto will contribute to the Company $30 million, intellectual property relating to certain fresh produce and plant oils research and development, and ownership of Gargiulo L.P. and Gargiulo G.P. (collectively "Gargiulo"), a major U.S. fresh tomato grower, packer and shipper organization. Monsanto Company will also make available long-term credit facilities for the Company and Gargiulo. In exchange, the Company will issue shares of its common stock representing 49.9% equity interest in the Company.

         Coincident with the letter of intent, in June 1995 Monsanto Company advanced $10 million of the $30 million purchase price to the Company in the form of a subordinated promissory note. If the transaction is closed, the principal amount of the note will be credited against the cash payment and the accrued interest on the note will be waived. The note plus accrued interest is otherwise due in June 1997. In the event the transaction is not closed as a result of reasons within the control of the Company, or if the Company's shareholders fail to approve the transaction, then the maturity date of the note will be June 30, 1996. In addition, if the transaction is not closed for any reason, the principal amount of the note plus accrued interest is convertible into shares of the Company's common stock at Monsanto's option. The conclusion price will be equal to 85% of the average closing market price of the Company's common stock during the ten trading days immediately preceding the conversion.

5.       Long-term debt and notes payable
         --------------------------------

         Long-term debt consists of the following at June 30, 1995 and 1994:

                                                                                  (In thousands)
                                                                                  1995      1994
                                                                                -------   -------

          Note payable to bank; due in monthly installments of
          approximately $3,000 including interest at 11.8%  per annum, through 2004; secured by a $300,000 certificate of deposit
          and guaranteed by the Small Business Administration.                  $   235   $   248

          Mortgage notes payable; due in quarterly installments of
          approximately $31,000 including interest at 8.5% per annum, through 1998; secured by land and buildings with a net book
          value of approximately $665,200 at June 30, 1995.                         377       466

          Capitalized lease obligations; due in monthly installments of approximately $55,000 including interest imputed at 5.4% to
          11% per annum, through 2000; secured by equipment with a net book value of approximately $3,079,000 at June 30, 1995 and supported by a $150,000 irrevocable letter of credit issued by a bank which is secured by a $150,000 certificate of
          deposit.                                                                2,960     2,068

          Note payable to a corporate lender, originally due in monthly installments of $17,741 including interest at 12.75% per
          annum.  Note paid in full July 1994.                                       --       568

          Note payable to the former owner of an acquired business; due in annual installments of $158,000, $231,400 and $316,000 at
          July 17, 1995, 1996 and 1997, respectively; plus interest on the unpaid principal balance at the prime rate (9.00% at June
          30, 1995) over the term of the loan; secured by a $760,500
          certificate of deposit.                                                   705       673

          Non-interest bearing note payable to the former owner of an acquired business; due in monthly installments of $14,083
          through June 30, 1997.                                                    338       507

          Mortgage note payable; interest only payable in monthly
          installments of approximately $3,700, current interest at
          8.75% per annum. Interest is adjustable effective each
          November 1 to prime plus 1%, rate not to exceed 9% or be
          lower than 6% during the term of the note. Final payment of
          $506,000 plus unpaid interest due November 1, 1999; secured by land with a net book value of approximately $605,000 at
          June 30,1995.                                                             506       506

          Note payable to a corporate lender, due in monthly
          installments of $25,550 including interest at 10.38% per
          annum, through 1999; secured by equipment with a net book
          value of approximately $842,900 at June 30, 1995.                         673       896

          Note payable to a corporate lender, due in quarterly
          installments of $30,938 including interest imputed at 22.29%
          per annum, through June 1, 1998.                                          371        --

          Convertible note payable to a corporate lender; due on June
          30, 1997, plus interest at prime (9.00% at June 30, 1995)
          plus 2%(Note 4).                                                       10,000        --
                                                                                -------   -------
                                                                                 16,165     5,932

          Less amount due within one year                                         1,494     1,728
                                                                                -------   -------

                                                                                $14,671   $ 4,204
                                                                                =======   =======

         The capitalized lease obligations listed above contain certain restrictive covenants which, among other things, require the Company to maintain a specified level of working capital. The Company has obtained a waiver of default of certain of those covenants through December 31, 1995. The Company anticipates being in compliance with such covenants and conditions prior to the expiration of the waiver. In addition, certain debt and capital lease obligations prohibit the Company from paying dividends on common stock.

         At June 30, 1995 aggregate future principal payments by fiscal year on long-term debt are due as follows:

                                                  (In thousands)

                         1996                        $ 1,494
                         1997                         11,604
                         1998                          1,468
                         1999                            348
                         2000                            770
                         Thereafter                      481
                                                     -------
                                                     $16,165

         Notes Payable
         -------------

         A $13 million bank line of credit is used to help finance working capital requirements for Calgene's subsidiaries. Borrowings under the line bear interest at the greater of one quarter percent over the bank's prime rate or two and one half percent over the federal funds rate. On June 30, 1995 the bank's prime rate was 9.00% and the federal funds rate was 6.11%. The weighted average annual interest rate under the line of credit was 8.92% and 6.56% for the fiscal year ended June 30, 1995 and 1994, respectively. Borrowings are subject to certain financial covenants which include prohibiting the Company from paying cash dividends on its common stock. The Company is not in compliance with certain line of credit financial covenants and conditions at June 30, 1995. However, the Company has obtained waivers from the bank extending through December 31, 1995. The Company anticipates being in compliance with such covenants and conditions prior to the expiration of the waiver.

         Borrowings are secured by qualifying accounts receivable and inventory and must be repaid on a monthly basis to the extent they exceed qualifying accounts receivable and inventory. As of June 30, 1995 and 1994 there was $5,973,400 and $6,799,000, respectively, outstanding on the lines of credit.

         At June 30, 1995, PG-K (a joint venture between the Company and Kirin Brewery Co. Ltd.) had $1,450,000 in notes payable to Kirin which are due June 30, 1996.

6.       Commitments and contingencies
         -----------------------------

         Leasing arrangements
         --------------------

         The Company leases certain research and office equipment as well as office and research space. These leases are accounted for as follows in the accompanying consolidated financial statements:

         Capital leases
         --------------

         The following amounts are included in property, plant and equipment as assets recorded under capital leases:

                                                           (In thousands)
                                                         1995         1994
                                                       -------      -------

              Cost                                      $4,192       $2,883
              Less accumulated depreciation              1,113          833
                                                       -------      -------
                                                        $3,079       $2,050

         Depreciation expense charged to operations pursuant to these capital leases amounted to approximately $537,000, $462,000 and $380,000 during fiscal 1995, 1994 and 1993, respectively.

         During fiscal 1995, 1994, and 1993, the Company capitalized equipment of approximately $1,506,000, $773,000, and $1,399,000, respectively, which represents the present value of the net minimum lease payments of capital lease obligations entered into during such fiscal periods.

         The future minimum lease payments by fiscal year under capital leases, together with the present value of the net minimum lease payments are as follows at June 30, 1995:

                                                              (In thousands)

               1996                                                $906
               1997                                                 858
               1998                                                 857
               1999                                                 335
               2000                                                 289
               Thereafter                                           338
                                                                 ------

                                                                  3,583

               Less amount representing interest                    623
                                                                 ------

               Present value of net minimum lease payments
               (Note 5)                                          $2,960
                                                                 ======

         Operating leases
         ----------------

         Future minimum payments by fiscal year under non-cancelable operating leases are as follows at June 30, 1995:

                                             (In thousands)

                  1996                          $2,056
                  1997                           1,546
                  1998                             880
                  1999                             731
                  2000                             232
                  Thereafter                       135
                                                ------

                                                $5,580
                                                ======

         Rental expense charged to operations for all operating leases was approximately $3,259,000, $1,761,000 and $1,214,000 for fiscal 1995,
         1994 and 1993, respectively.

         Inventory purchase commitments
         ------------------------------

         In the normal course of business, the Company has entered into various grower contracts with third party growers. Pursuant to these contracts, the Company has agreed to purchase the resulting crop, subject to certain quality standards, at the end of the growing cycle which is generally less than one year. Including discontinued operations, the amount of outstanding grower contract commitments is approximately $6.3 million at June 30, 1995.

         Patents
         -------

         Certain institutions and companies have been issued patents, have patent applications pending or have otherwise obtained proprietary rights to technology necessary or potentially useful to Calgene. These patents or patent applications, if patents are issued, could delay product introduction or preclude Calgene from using this technology without a license. The extent to which Calgene would be required to license such patents and cost and availability of such licenses are currently unknown.

         Legal proceedings and other contingencies
         -----------------------------------------

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

         In 1993, Enzo filed patent litigation against Calgene in the United States District Court in Delaware (Civ. No. 93-110-JJF) alleging willful patent infringement of the first issued SUNY/Enzo patent (No. 5,190,931) and unfair competition by Calgene, and requesting a declaratory judgment that the Calgene Antisense Patent is invalid. Enzo claims that Calgene has threatened Enzo and its prospective licensees, and that Calgene commenced frivolous litigation against Enzo in California. Enzo's claims that Calgene conducted bad-faith negotiations with Enzo regarding the possible granting of a license by Enzo under its then pending application, and that Calgene has slandered Enzo have been dismissed with prejudice by Enzo. Calgene has asserted that Calgene does not infringe the SUNY/Enzo Patent No. 5,190,931 and that the SUNY/Enzo Patent No. 5,190,931 is invalid and unenforceable. Calgene has also denied the other claims in Enzo's complaint. Calgene has received a written opinion from its patent counsel, Lyon & Lyon, that the SUNY/Enzo Patent No. 5,190,931 is invalid and not infringed by Calgene.

         On February 9, 1994, Enzo filed a second patent suit in the United States District Court in Delaware alleging willful infringement by Calgene of SUNY/Enzo Patent No. 5,208,149 (Civ. No. 94-57). The patent at issue in this litigation is a daughter application of the SUNY/Enzo Patent No. 5,190,931 and contains claims which are directed to antisense constructs having a particular stem and loop structure. Calgene has answered the complaint by denying its essential allegations and asserting that Patent No. 5,208,149 is invalid, unenforceable and not infringed. Calgene has also counterclaimed requesting a declaratory judgment that a third antisense patent exclusively licensed from SUNY (SUNY/Enzo Patent No. 5,272,065) is invalid and unenforceable. Calgene has also received written opinions from patent counsel, Lyon & Lyon, that the SUNY/Enzo Patent No. 5,208,149 and Patent No. 5,272,065 are invalid and not infringed by Calgene. The two Delaware actions have now been consolidated. A bench trial was held before Judge Farnan from April 4 through April 21, 1995. Enzo's claims for unfair negotiations, reliance on improper science, unfair press release and slander were dismissed with prejudice. It is not known when the judge will render a decision.

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

         Although Calgene believes that the SUNY/Enzo Patents are invalid, unenforceable and not infringed, a court might not agree. If a court were to determine that any claim validly covers plant cells and is infringed by Calgene's sale of products using antisense technology, Calgene could be held liable for significant damages and be precluded from producing and selling the FLAVR SAVR tomato, as well as other products under development, without a license. There is no assurance that a license, if necessary, could be obtained by Calgene on commercially acceptable terms. If the court were to determine that the Calgene Antisense Patent is invalid or unenforceable, Calgene would be deprived of the competitive and licensing advantages afforded by its patent. Moreover, the Company would have to expense the capitalized legal fees related to the defense of the Calgene's Antisense Patent, which amounted to approximately $6.5 million at June 30, 1995.

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

7.       Shareholders' equity
         --------------------

         Stock option plans
         ------------------

         The Company established a stock option plan in June 1991 (the "1991 Plan") under which all officers, employees and directors of the Company may participate. Either incentive stock options or non-qualified stock options can be granted under the 1991 Plan. 2,500,000 shares of the Company's common stock have been reserved for issuance under the 1991 Plan. Options granted under the 1991 Plan generally have a term of ten years from the date of grant. The exercise price of incentive stock options granted under the 1991 Plan may not be less than 100% of the fair market value of Calgene's common stock on the date of grant.

         The administrative committee of the 1991 Plan has authority to provide that options issued under the 1991 Plan may be exercised by either (1) cash, (2) surrender by the optionee of other shares of common stock of the Company of a value equal to the exercise price of the shares as to which the option is being exercised, or (3) the optionee's issuance of an interest-bearing, full-recourse promissory note. During fiscal 1995, employees exercised 10,000 options through the surrender of 6,805 shares of the Company's common stock resulting in the issuance of 3,195 new common shares.

         The Company also has a 1981 Stock Option Plan having terms generally similar to the 1991 Plan. The 1981 Plan has been terminated subject to the rights of holders of outstanding options.

         The following is a summary of the activity, including the range of per share exercise prices, in the 1981 Plan, the 1991 Plan, and certain stock options assumed in connection with an acquisition during the period from June 30, 1992 through June 30, 1995:

                  Outstanding at June 30, 1992                         1,491,548
                           Granted                                       284,000
                           Canceled                                     (29,141)
                           Exercised (at $5.25 to $11.125)             (285,382)
                                                                       ---------
                  Outstanding at June 30, 1993                         1,461,025
                           Granted                                       499,000
                           Canceled                                     (13,759)
                           Exercised (at $5.25 to $12.375)             (268,588)
                                                                       ---------
                  Outstanding at June 30, 1994                         1,677,678
                           Granted                                       769,025
                           Canceled                                    (119,968)
                           Exercised (at $5.875 to $12.375)             (61,457)
                                                                       ---------
                  Outstanding at June 30, 1995                         2,265,278
                                                                       =========

         Of the options outstanding at June 30, 1995, options to purchase 814,421 shares were immediately exercisable at prices ranging from $5.25 to $15.25 per share on dates ranging from 1995 to 2005. At June 30, 1994, 895,678 options were exercisable at prices ranging from $5.25 to $15.75 per share. At June 30, 1995, there are 338,849 shares available for grant under the 1991 plan.

         In November 1994, the Board of Directors approved an amendment to all outstanding options held by employees of the Company under the 1991 plan with exercise prices in excess of $7.50 per share. The amendment allowed employees to elect to reduce the option exercise price to $7.50 per share in exchange for an extended vesting period. A total of 1,268,081 options with option prices ranging from $7.75 to $16.00 were repriced.

         Subsidiary option plan
         ----------------------

         In May, 1992 Calgene's wholly-owned subsidiary Calgene Fresh, Inc. ("Subsidiary") adopted a stock option plan (the "Subsidiary Option Plan") pursuant to which employees, consultants and directors of the Subsidiary may be granted options to purchase shares of common stock of the Subsidiary. In October 1994 the option plan was terminated and all outstanding options were canceled.

         Stock purchase plan
         -------------------

         The Company established a stock purchase plan in March 1990 (the "1990 Plan") under which most employees of the Company may participate. A total of 500,000 shares of the Company's common stock have been reserved for issuance under the 1990 Plan. The 1990 Plan is administered by the Board of Directors or by a committee appointed by the Board of Directors.

         Employees can elect to have from two to ten percent of their monthly gross salary deducted during each offering period and applied to the purchase of stock. The purchase price is an amount equal to 85% of the fair market value of a share of common stock of the Company on the enrollment date or on the purchase date, whichever is lower. During the fiscal years ended June 30, 1995, 1994 and 1993 the Company sold 31,462 shares of common stock for $216,179, 23,045 shares of common stock for $223,144, and 18,414 shares of common stock for $175,080, respectively.

8.       Income taxes
         ------------

         The income tax provision for the years ended June 30, 1995, 1994 and 1993 is comprised of state franchise taxes.

         Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes are as follows:

                                                             (In thousands)
                                                                 June 30,
                                                         -----------------------
                                                            1995         1994
                                                         ---------    ----------
             Deferred tax assets:

             Net operating loss carryforwards              $66,200      $55,100
             Research and other credits                      3,800        3,300
             Capitalized research and development              400          300
             Inventory reserve                                   -          800
             Discontinued operations                           300          300
             Depreciation                                      100          100
             Capitalized license fees                          700          700
             Other, net                                      1,500          700
                                                          --------    ---------
             Total deferred tax assets                      73,000       61,300
             Valuation allowance for deferred tax assets   (72,800)     (61,100)
                                                          --------    ---------
             Net deferred tax assets                          $200         $200
                                                          ========    =========
             Total deferred tax liabilities                   $200         $200
                                                          ========    =========

         At June 30, 1993 the valuation allowance for deferred tax assets was $45 million.

         For federal income tax return purposes, as of June 30, 1995, the Company has a net operating loss carryover of approximately $180 million which expires between 1995 and 2010 and a general business tax credit carryover of approximately $4 million which expires between 1995 and 2010. In addition, as of June 30, 1995, the Company has a net operating loss carryover of approximately $125 million for state income tax purposes which expires between 1995 and 2010.

         Approximately $20 million and $3 million of the federal and state net operating loss carryovers, respectively, and $700,000 of the general business tax credit carryover, were generated by Plant Genetics prior to its merger with Calgene. Such net operating loss and general business tax credit carryovers are available only to offset the separate federal and state taxable income, if any, of the Calgene Fresh (Plant Genetics was renamed Calgene Fresh in January, 1992). For financial reporting purposes, a valuation allowance of approximately $72.8 million has been recognized to offset the deferred tax assets related to all of the aforementioned carryforwards.

         Because of "change in ownership" provisions of the Tax Reform Act of 1986, a portion of the Company's federal net operating loss and credit carryovers will be subject to an annual limitation regarding their utilization against taxable income in future periods. The Company expects that this annual limitation will not have a material adverse effect on the Company's ability to utilize the net operating loss and credit carryovers prior to the expiration of the carryover periods.

9.       Tax deferred investment plan
         ----------------------------

         Substantially all full-time employees of the Company are eligible to participate in a tax deferred investment plan (the "401(k) Plan"). The 401(k) Plan permits each employee to contribute 2% to 15% of compensation on a pre-tax basis, to a maximum amount per calendar year. For the years ended June 30, 1995, 1994 and 1993 matching contributions by the Company were $179,000, $151,000 and $121,000, respectively.

10.      License sale
         ------------

         In December 1994, Calgene and a contractual partner sold a license to two companies that allow them to use certain plant herbicide tolerance technology developed by Calgene. Calgene recorded $3,750,000 from that sale. The technology license sold was not related to Calgene's core product areas.


                                              CALGENE, INC.
                                   SELECTED QUARTERLY FINANCIAL DATA
                                               Unaudited

             Fiscal 1995
----------------------------------------
(In thousands, except per share amounts)

                                                          Quarter Ended
                                           ---------------------------------------------
                                            Sep 30      Dec 31      Mar 31      June 30
                                           --------    --------    --------    --------
Revenues:

     Product sales                         $  6,263    $  8,850    $ 18,399    $ 15,460
     Product development                        267       4,166         797       1,229
     Interest/other                             320         274         320         319
                                           --------    --------    --------    --------

          Total revenues                   $  6,850    $ 13,290    $ 19,516    $ 17,008

Cost of goods sold                         $  8,719    $ 10,336    $ 15,039    $ 19,584

Net loss                                   $ (9,538)   $ (5,648)   $ (4,459)   $(10,957)

Net  loss per share                        $   (.35)   $   (.19)   $   (.15)   $   (.36)




             Fiscal 1994
----------------------------------------
(In thousands, except per share amounts)
                                                          Quarter Ended
                                           ---------------------------------------------
                                            Sep 30      Dec 31      Mar 31      June 30
                                           --------    --------    --------    --------
Revenues:

     Product sales                         $  5,304    $  5,499    $ 12,739    $ 11,866
     Product development                        588         587         367       1,483
     Interest/other                             353         213         217         181
                                           --------    --------    --------    --------

          Total revenues                   $  6,245    $  6,299    $ 13,323    $ 13,530

Cost of goods sold                         $  6,959    $  7,244    $ 13,855    $ 15,924

Net loss                                   $(10,424)   $(10,768)   $ (9,789)   $(11,820)

Net loss per share                         $  (0.43)   $  (0.44)   $  (0.39)   $  (0.46)


ITEM  9.     CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING
             -----------------------------------------------------------------
             AND FINANCIAL DISCLOSURE.
             -------------------------

     Not applicable.


                                    PART III

     Certain information required by Part III is omitted from this report in that the registrant will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the "Proxy Statement") for its annual meeting of shareholders to be held approximately in December 1995 and the information included therein is incorporated herein by reference.

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
           ---------------------------------------------------

     The information required by this Item is incorporated by reference to the information under the caption "Election of Directors", and "Filing of Reports by Directors and Officers" in the Company's Proxy Statement. The information concerning executive officers is contained in Item 1 under the caption "Executive Officers"

ITEM 11.   EXECUTIVE COMPENSATION.
           -----------------------

     The information required by this Item is incorporated by reference to the captions "Executive Compensation," and "Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
           ---------------------------------------------------------------

     The information required by this Item is incorporated by reference to the caption "Stock Ownership" in the Company's Proxy Statement.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
           -----------------------------------------------

     The information required by this Item is incorporated by reference to the information under the caption "Certain Transactions" in the Company's Proxy Statement.


                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
           ----------------------------------------------------------------

          (a) 1. Financial Statements. The following Consolidated Financial Statements and Report of Independent Auditors are included in Part II, Item 8, of this Report:

                  Report of Independent Auditors.

                  Consolidated Balance Sheets -- June 30, 1995 and 1994.

                  Consolidated Statements of Operations -- Years ended June 30, 1995, 1994 and 1993.

                  Consolidated Statements of Shareholders' Equity -- Years ended June 30, 1995, 1994 and 1993.

                  Consolidated Statements of Cash Flows -- Years ended June 30, 1995, 1994 and 1993.

               2. Financial Statement Schedules. The following financial statement schedule of Calgene, Inc. is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Calgene, Inc.

                    Schedule for the years ended June 30, 1995, 1994 and 1993:

           Schedule                                                         Page

           II     Valuation and Qualifying Accounts...........................51



           All other schedules have been omitted because they are not applicable or because the required information is disclosed in the consolidated financial statements and notes thereto.

           3.     Exhibits
                  --------

                  See index to exhibits.

     (b)   Reports on Form 8-K:
           --------------------

           None.

     (c)   Separate Financial Statements of Fifty Percent or Less Owned Persons:
           ---------------------------------------------------------------------

           None.



                                                            CALGENE, INC.

                                                             SCHEDULE II

                                                  VALUATION AND QUALIFYING ACCOUNTS

                                               Years ended June 30 1995, 1994 and 1993
                                                           (In thousands)

           COLUMN A                            COLUMN B                    COLUMN C                    COLUMN D           COLUMN E
-----------------------------------          ------------       ----------------------------         --------------      ----------
                                                                          Additions
                                                                ----------------------------
                                              Balance at        Charged to        Charged to                             Balance at
                                             beginning of       costs and           other                                  end of
         Description                            period           expenses          accounts          Deductions (1)        period
         -----------                         ------------       ----------------------------         --------------      ----------
Year ended June 30, 1995

    Allowance for doubtful accounts              $173              $249               -                  $( 76)             $346

Year ended June 30, 1994

    Allowance for doubtful accounts              $221              $ 42               -                  $( 90)             $173

Year ended June 30, 1993

    Allowance for doubtful accounts              $337              $ 32               -                  $(148)             $221





(1)  Represents accounts recovered or written-off.





                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CALGENE, INC.



                                         By: /c/ Mike Motroni
                                            -----------------------------
                                             Vice President, Finance
Dated: September 28, 1995                    (Principal Financial and Accounting
-------------------------                    Officer)



                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Roger H. Salquist and Michael J. Motroni, substitution, for him in any and all capacities, to sign any amendments to other documents in connection therewith, with the securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.



       Signature                                Title                                 Date

/c/ Roger H. Salquist                  Chairman of the Board and Chief
-------------------------              Executive Officer (Principal
Roger H. Salquist                      Executive Officer)                       September 27, 1995


/c/ Michael J. Motroni                 Vice President of Finance
-------------------------              (Principal Financial and
Michael J. Motroni                     Accounting Officer)                      September 27, 1995


/c/ Donald Helinski
-------------------------
Donald Helinski                        Director                                 September 27, 1995


/c/ Roderick N. Stacey                 Director, President and Chief
-------------------------              Operating Officer
Roderick N. Stacey                                                              September 27, 1995


/c/ Carl V. Stinnett
-------------------------
Carl V. Stinnett                       Director                                 September 27, 1995


/c/ Howard D. Palefsky
-------------------------
Howard D. Palefsky                     Director                                 September 27, 1995



-------------------------
Donald L. Baeder                       Director                                 September 27, 1995


/c/ Allen J. Vangelos
-------------------------
Allen J. Vangelos                      Director                                 September 27, 1995


/c/ Robert E. Baker
-------------------------
Robert E. Baker                        Director                                 September 27, 1995




                                                          INDEX TO EXHIBITS

       Exhibits                                                                                              Page

        3.1A        Restated By-Laws of Registrant, as amended.................................................61

        3.2A        Certificate of Incorporation, as amended...................................................58

       10.1A        1981 Stock Option Plan, as amended .......................................................(B)

       10.1B        1991 Stock Option Plan....................................................................(J)

       10.1C        1991 Stock Option Plan, as amended........................................................(I)

      *10.12        Partnership Agreement dated January 31, 1986 between Registrant and Rhone-
                    Poulenc Agrochimie, together with Research Agreement dated March 15, 1984 and Amendment thereto dated January 31, 1985..............................................(A)

      *10.12A       Amendment One to the Partnership Agreement dated January 31, 1986 between Registrant and Rhone-Poulenc Agrochimie dated September 30, 1989..................(B)

      *10.12B       License Agreement between Registrant and Rhone-Poulenc Agrochimie dated October 1, 1989...(B)

      *10.13        Agreements dated March 21, 1985 between Registrant and Roussel-Uclaf S.A..................(A)

      *10.13A       Agreement dated April 1, 1988 between Registrant and Roussel-Uclaf S.A. which amend the
                    Agreements dated March 21, 1985 between Registrant and Roussel-Uclaf S.A..................(B)

      *10.14        Agreement dated August 1, 1984 and Agreement dated August 26, 1985 amending the prior Agreement between Registrant and Campbell Soup Company .............................(A)

      *10.14A       Tomato Research Agreement 1988 to 1990 between Campbell Soup Company and Registrant effective as of August 1, 1988 which supersedes the Agreements of August 1, 1984 and August 26, 1985 between Campbell Soup Company and the Registrant......................(B)

      *10.15        Agreement dated March 20, 1986 between Registrant and The Procter and Gamble Company .....(A)

       10.16        Commercial Lease dated August 17, 1987, as amended, covering property located at 1910 and 1920 Fifth Street, Davis, California .................................................(C)

       10.17        Commercial Lease dated August 31, 1983, as amended, covering property located at
                    1970 Fifth Street, Davis, California .....................................................(A)

       10.19        Commercial Lease dated August 22, 1983, as amended, covering property in Yolo County .....(A)

       10.29        Commercial Lease dated May 21, 1987, as amended, covering property located at
                    1950 Fifth Street, Davis, California .....................................................(C)

       10.32        Form of Directors and Officers Indemnification Agreement .................................(C)

       10.37        401 (k) Tax Deferred Investment Plan .....................................................(D)

      *10.77        Amendment to Agreement dated June 2, 1986, between Registrant and Ciba-Geigy Limited, dated June 5, 1989 .......................................................................(F)

       10.78        1989 Employee Stock Purchase Plan.........................................................(G)

       10.79        Joint Venture and Partnership Agreement by and between Kirin Brewery Co. Ltd.
                    and Registrant dated March 14, 1990.......................................................(G)

       10.80        Secured Revolving Credit Agreement Among Registrant and Harris Trust and Savings
                    Bank and Caisse Nationale De Credit Agricole Dated April 26, 1990.........................(G)

       10.80A       First Amendment to Secured Revolving Credit Agreement and Secured Revolving
                    Credit Note Among Registrant and Harris Trust and Savings Bank dated January 31, 1992.....(E)

       10.80B       Second Amendment to Secured Revolving Credit Agreement and Secured Revolving Credit
                    Note Among Registrant and Harris Trust and Savings Bank Dated January 31, 1993............(I)

      *10.83        License Agreement between Registrant and Campbell Soup Company dated August 9, 1991.......(J)

       10.84        Letter of Intent with Monsanto Company....................................................(L)

       22.1         Subsidiaries of Registrant ...............................................................(I)

       23.1         Consent of Independent Auditors...........................................................56

       27           Article 5 of Financial Data Schedule for Fiscal Year Ended June 30, 1995..................57




(A)    Incorporated by reference to Registrant's Form S-1 Registration No. 33-5921
(B)    Incorporated by reference to Registrant's Form 10-K dated September 30, 1989
(C)    Incorporated by reference to Registrant's Form 10-K dated September 30, 1987
(D)    Incorporated by reference to Registrant's Form 10-K dated September 30, 1988
(E)    Incorporated by reference to Registrant's Form 10-K dated June 30, 1992
(F)    Incorporated by reference to Registrant's Form S-1 Registration No. 33-29822
(G)    Incorporated by reference to Registrant's Form 10-K dated June 30, 1990
(H)    Incorporated by reference to Registrant's Form 10-Q dated March 31, 1994
(I)    Incorporated by reference to Registrant's Form 10-K dated June 30, 1993, as amended
(J)    Incorporated by reference to Registrant's Form 10-K dated June 30, 1991
(K)    Agreement intentionally omitted in reliance upon 5 U.S.C. Section 552(b)(3) and 35 U.S.C. Section 135(c)
(L)    Incorporated by reference to Registrant's Form 8-K dated June 28, 1995

*      Confidential treatment of certain portions of these documents has been granted