Form 10-K405/A
period 1995-06-30
CALGENE INC /DE/
filed 1995-10-30
CIK 793931

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                                   ________

                                  FORM 10-K/A
                               AMENDMENT NO. 1 TO
                                 ANNUAL REPORT
                     PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
     For the fiscal year ended June 30, 1995 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]
     For the transition period from            to           .
                                    ----------    ----------

     For the Fiscal Year ended                          Commission File Number
           June 30, 1995                                       0-14802

                                 CALGENE, INC.
             (Exact name of registrant as specified in its charter)

                      Delaware                                68-0115089
            (State or other jurisdiction                   (I.R.S. employer
          of incorporation or organization)               identification no.)

           1920 Fifth Street, Davis, CA                           95616
     (Address of principal executive offices)                   (Zip Code)

     Registrant's telephone number, including area code:  (916) 753-6313
                                 ___________

         Securities registered pursuant to Section 12(b) of the Act

                                    NONE

         Securities registered pursuant to Section 12(g) of the Act
                   Common Stock, par value $.001 per share
                              (Title of Class)
                                 ___________

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X      No
                                     ---        ---

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

        The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $188,699,924 as of August 31, 1995 based upon the closing price on the NASDAQ National Market System reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        30,250,408 shares of Common Stock were Issued and Outstanding as of August 31, 1995.

                     DOCUMENTS INCORPORATED BY REFERENCE

                                    NONE

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

        The Board of Directors of Calgene, Inc. (the "Company") is as follows:

                                                                                      Director
        Name of Director        Age            Principal Occupation                    Since
        ----------------        ---            --------------------                   -------
        Donald L. Baeder        70      Chairman and Chief Executive Officer,           1993
                                        Regency Group, Inc.

        Robert E. Baker         48      Vice President, Marketing and Strategy,         1994
                                        Specialty Foods Corporation

        Warren R. Haug          57      Vice President, Research & Development          1992
                                        for Laundry and Fabric Conditioner Products,
                                        The Procter & Gamble Company

        Donald Helinski         62      Former Director, Center for Molecular           1988
                                        Genetics, University of California,
                                        San Diego, Retired

        Howard D. Palefsky      48      President and Chief Executive Officer,          1986
                                        Collagen Corporation

        Roger H. Salquist       54      Chairman and Chief Executive Officer,           1981
                                        Calgene, Inc.

        Roderick N. Stacey      50      President and Chief Operating Officer,          1990
                                        Calgene, Inc.

        Carl V. Stinnett        61      Principal, The Market Connection                1991

        Allen J. Vangelos       63      President and Chief Executive Officer,          1994
                                        Calavo Growers of California

        There is no family relationship between any director and any other director or executive officer of the Company.

        Mr. Baeder has served since 1987 as Chairman and Chief Executive Officer of Regency Group, Inc., a firm specializing in the acquisition, repositioning and restructuring of environmentally sensitive and other businesses.
Previously, he served as President and Chief Executive Officer of Occidental Chemical Company, Executive Vice President of Occidental Petroleum Corporation and Vice President of Exxon Corporation's corporate and government research group.

        Mr. Baker has been Vice President, Marketing and Strategy, for Specialty Foods Corporation since February 1994. From 1992 to 1994, Mr. Baker was President and Founder of The Baker Group, Inc., a marketing services company. Previously, he served as Vice President, Marketing and Marketing Services of the frozen foods division of Kraft General Foods.

        Dr. Haug joined The Procter & Gamble Company in 1965. Since then, he has held various positions and has been a Vice President since 1988 with research and development responsibilities involving laundry, cleaning and fabric conditioner products. His title since December 1992 has been Vice President, Research and Development for Laundry and Fabric Conditioner Products.

        Dr. Helinski has been a Professor of Biology since 1965 and the Director of the Center for Molecular Genetics since 1984 at the University of California, San Diego.

        Mr. Palefsky has been the President and Chief Executive Officer of Collagen Corporation, a medical products company, since 1978. He is also a director of Collagen Corporation and Target Therapeutics, Inc., both medical products companies.

        Mr. Salquist has been an executive officer of the Company since September 1983 and its Chief Executive Officer since November 1985. Mr. Salquist is a director of Collagen Corporation and Chairman of the Board of Directors of Celtrix Pharmaceuticals, Inc., both medical products companies.

        Mr. Stacey was elected President and Chief Operating Officer of the Company in December 1992. He was the founder of United Agriseeds Inc., a hybrid corn and soybean company, and was its President and Chief Executive Officer from 1982 until October 1989. United Agriseeds was acquired by Dow Chemical Company in 1987. In November 1989, Mr. Stacey became the President and Chief Executive Officer of Sunseeds Genetics Inc., a financially distressed vegetable seed company which subsequently filed for protection under Chapter 11 of the Bankruptcy Code and was sold to Westinghouse Credit Corporation in June 1990. Mr. Stacey was the President of R. Matthew Neil & Co., Inc., a business consulting company, from December 1990 until December 1992.

        Mr. Stinnett has been a Principal of the Northern Group, a financial partnership which acquires and operates food companies, since July 1990. Mr. Stinnett was President of the Campbell Enterprises Division of Campbell Soup Company from November 1985 to July 1990.

        Mr. Vangelos has been the President and Chief Executive Officer of Calavo Growers of California since September 1986, prior to which he held management positions at Castle & Cooke, including Vice President and General Manager of Processed Products and President of International Diversified Business and Fresh Marketing. From 1980 to 1984, he was the Chief Executive Officer of Impact Corporate Group, a food brokerage company, Mr. Vangelos was the 1993 Chairman of the Board of Directors of the Agricultural Council of California and a past Chairman of the United Fresh Fruit and Vegetable Association.

BOARD MEETINGS, COMMITTEES AND DIRECTOR COMPENSATION

        The Board of Directors of the Company (the "Board") held ten meetings during the fiscal year ended June 30, 1995, including telephone meetings. No nominee attended fewer than 75% of the meetings of the Board of Directors and of the committee of the Board on which he served that were held during the period of the director's service, except Mr. Baeder who attended 60% of the meetings due to health reasons.

        The Board has an Audit Committee and a Human Resources Committee. It does not have a nominating committee or a committee performing the functions of a nominating committee. From time to time, the Board has created various ad hoc committees for special purposes.

        The Audit Committee consists of Messrs. Palefsky and Vangelos. The
Audit Committee held four meetings in the last fiscal year. The Audit Committee recommends engagement of the Company's independent auditors and is primarily responsible for approving the services performed by the Company's independent auditors and for reviewing and evaluating the Company's accounting principles and its system of internal accounting controls.

        The Human Resources Committee consists of Messrs. Baker, Baeder, Helinski and Stinnett. The Human Resources Committee held six meetings during the last fiscal year. The Human Resources Committee reviews and makes recommendations to the Board concerning the Company's executive compensation policy, bonus plans and equity incentive plans. The Human Resources Committee also has sole authority to grant stock options to the Company's executive officers.

        Directors who are not also employees of the Company or its subsidiaries receive a fee of $1,000 per meeting ($250 per telephone meeting) attended, $500 per Board committee meeting attended (unless held on the same day as a Board meeting) and an annual retainer of $3,000 (accruing and payable $250 per month), plus out-of-pocket travel expenses. Under the 1991 Stock Option Plan, non-employee directors receive an option to purchase 10,000 shares of Common Stock at the time of their initial election to the Board, and receive annually thereafter options to purchase 3,000 shares of Common Stock. These automatically granted options have terms of five years (subject to continued service on the Board), become exercisable in equal monthly increments over the twelve months following the respective grant dates and have exercise prices equal to the fair market value of the Common Stock on their respective dates of grant. On November 16, 1994, annual options were automatically granted to each of the nonemployee directors then serving (except Dr. Haug, who regularly declines to receive such options because of his affiliation with Procter & Gamble) at an exercise price of $7.50 per share.

        There were no consulting fees paid to directors in fiscal 1995.

                 FILING OF REPORTS BY DIRECTORS AND OFFICERS

        The Company's officers and directors are required to file with the Securities and Exchange Commission (the "Commission") reports of their acquisitions and dispositions of equity securities of the Company. Based on the Company's review of copies of such reports received by it, or written representations from reporting persons, the Company believes that during the fiscal year ended June 30, 1995, its officers and directors filed all required reports on a timely basis.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        During the fiscal year ended June 30, 1995, the members of the Human Resources Committee (the "Committee") were Messrs. Baker, Baeder, Helinski and Stinnett. John Vohs was a director and member of the Committee until his resignation on November 17, 1994. None of the members has ever been an officer or employee of the Company or any of its subsidiaries. During fiscal 1995, there were no Committee "interlocks" within the meaning of the Commission's rules, and there continue to be no such "interlocks."

        Mr. Salquist, Chairman of the Board and Chief Executive Officer, participated in portions of meetings of the Committee at the invitation of the Committee and made various proposals to the Committee at its request. In addition, at the Committee's direction, Mr. Salquist has set the cash compensation of certain other executives.

SUMMARY OF CASH AND OTHER COMPENSATION

        The following table provides certain summary information concerning compensation earned during the last three fiscal years by the Company's Chief
Executive Officer and each of the four other most highly compensated executive officers of the Company who were serving at the end of fiscal 1995 (the "named executive officers").

                           SUMMARY COMPENSATION TABLE

                                                               Long-Term
                                                             Compensation
                                      Annual Compensation(1)    Awards
                                      ----------------------   --------
                                                              Securities
       Name and                         Salary      Bonus     Underlying     All other
   Principal Position           Year     ($)         ($)      Options(#)  Compensation $(4)
   ------------------           ----    ------      -----     ----------   ----------------
Roger H. Salquist(2)            1995   $242,404    $    --      100,000       $1,212
  Chairman of the Board and     1994    225,865         --      104,762           --
  Chief Executive Officer       1993    220,673     60,000       40,000           --

Roderick N. Stacey(3)           1995    233,558         --           --        1,077
  President and                 1994    200,673         --      100,000           --
  Chief Operating Officer       1993    125,250     40,000      153,000           --

Danilo Lopez                    1995    171,635         --      100,000          815
  President, Calgene Fresh

Andrew M. Baum                  1995    162,600     10,000       25,000          840
  Vice President; President,    1994    154,592         --           --           --
  Oils Division                 1993    149,538     20,000           --           --

Vic C. Knauf                    1995    138,210      5,000           --          642
  Vice President of Research    1994    131,403         --           --        1,177
                                1993    127,125      4,904           --        2,247

       ---------------------------------
       (1)  Includes amounts earned in the fiscal year even if paid in the subsequent fiscal year or deferred pursuant to the Company's 401(k) savings plan.
            Excludes amounts paid during the fiscal year that were earned in a prior year.
       (2)  The options shown in the table as granted to Mr. Salquist in fiscal 1994 were originally granted in 1987 for a six-year term and extended for four additional years in fiscal 1994.
       (3)  Mr. Stacey became an executive officer in December 1992.  Salary for fiscal
            1993 includes director fees received prior to December 1992.
       (4)  Amounts reported as "All Other Compensation" represent the Company's matching contributions under its 401(k) savings plan.

CHANGE OF CONTROL EMPLOYMENT AGREEMENTS

        Messrs. Salquist, Stacey and Motroni have entered into Change of Control Employment Agreements, dated as of July 19, 1995, with the Company. Each Agreement becomes effective only upon a Change of Control (as defined) of the Company and provides that, if the employment of the officer is terminated by the Company without Cause (as defined) or by the officer for Good Reason (as defined) within the three-year term of the Agreement or if (in the case of Mr. Salquist) he resigns upon the six-month or three-year anniversaries of the effective date of the Agreement, the officer shall receive severance benefits that include a payment equal to 2.99 times his base salary and average bonus for the prior three fiscal years. Such severance benefits are subject to reduction to the extent necessary to prevent the recipient from incurring liability for excise taxes and the Company from incurring nondeductible compensation expense. For purposes of such agreements, a Change of Control would include the closing of the proposed transaction pursuant to which Monsanto Company would acquire a 49.9% equity interest in the combined business of the Company and Gargiulo, L.P.

OPTION GRANTS IN LAST FISCAL YEAR

        The following table provides information regarding stock options granted in fiscal 1995 to the named executive officers in the Summary Compensation
Table. In accordance with rules of the Commission, the table shows the hypothetical gains that would be produced by the respective options based on assumed 5% and 10% rates of annual compound stock price appreciation from the date the options were granted until the end of the ten-year option terms. The actual value an executive may realize will depend on the spread between the market price and the exercise price on the date the option is exercised.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                        Individual Grants                    Potential Realizable
                    -------------------------------------------------------    Value at Assumed
                      Number of     Percent                                      Annual Rates
                      Securities    of Total                                     of Stock Price
                      Underlying    Options                                     Appreciation for
                       Options      Granted to     Exercise or                  Option Term($)(3)
                       Granted     Employees in    Base Price   Expiration   ---------------------
                        (#)(1)     Fiscal Year(%)     ($)(2)       Date           5%         10%
                        ------     --------------  -----------  ----------        --         ---
Roger H. Salquist       100,000         13.0           7.50      8/18/04        471,670     1,195,310
Roderick N. Stacey            -           --             --           --             --            --
Danilo Lopez            100,000         13.0           7.50     10/11/04        471,670     1,195,310
Andrew M. Baum           10,000          1.3           7.50     11/16/04         47,167       119,531
                         15,000          2.0           7.50      6/26/05         70,751       179,297
Vic C. Knauf                 --           --             --           --             --            --

--------------------------
(1) Newly granted options have terms of ten years and become exercisable incrementally in equal monthly amounts over a period of five years from the date of grant. The committee that administers the stock option plan may, with the consent of the option holder, modify the terms (including price) of outstanding options.

(2) The exercise price may be paid in cash or by delivery of already-owned shares, subject to certain conditions.

(3) At assumed rates of appreciation of 5% and 10%, compounded annually, the Common Stock would appreciate in value 63% and 159%, respectively, over a ten-year period. These mandated computations do not represent the Company's estimate or projection of future Common Stock prices.

OPTION EXERCISES AND FISCAL YEAR-END VALUES

        The following table shows stock options exercised by the named executive officers in the Summary Compensation Table during fiscal 1995, the aggregate value of gains on the dates of exercise, the number of shares covered by both exercisable and non-exercisable stock options as of fiscal year-end, and the year-end values for such options.

                                   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                          AND FISCAL YEAR-END OPTION VALUES

                                                          Number of Securities
                                                         Underlying Unexercised         Value of Unexercised
                                                             Options at                 In-the-Money Options
                                                          Fiscal Year-End(#)          at Fiscal Year-End($)(1)
                        Shares                            ------------------          ------------------------
                     Acquired On         Value
                     Exercise(#)     Realized($)(1)   Exercisable    Unexercisable   Exercisable     Unexercisable
                     -----------     --------------   -----------    -------------   -----------     -------------
Roger H. Salquist       10,000          28,750          172,262         122,500         176,786         --
Roderick N. Stacey          --              --           48,595         219,405          14,250         --
Danilo Lopez                --              --           11,667          88,333              --         --
Andrew M. Baum          10,000          26,250           27,874          32,126           1,563         --
Vic C. Knauf                --              --           37,448          38,831             938         --

-----------------------
(1) Value is based on market value of the Common Stock at exercise date (for value realized), or at year end (for value of unexercised options), minus the option exercise price.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

        The following table sets forth certain information with respect to the beneficial ownership of Common Stock of the Company as of August 31, 1995 by each director, by each currently serving executive officer shown in the Summary Compensation Table (see "Executive Compensation"), by all directors and executive officers as a group and by each person known by the Company to be a beneficial owner of more than 5% of the shares outstanding.

                                                      Shares         Approximate
          Name and Address of                      Beneficially        Percent
           Beneficial Owner                          Owned(1)          Owned(2)
          ------------------                       ------------      -----------
          Travelers Group Inc.                      3,179,179           10.5
            and Affiliates
            388 Greenwich Street,
            New York, NY  10013(3)
          Roger H. Salquist                           216,691              *
          Roderick N. Stacey                           69,507              *
          Donald L. Baeder                             15,750              *
          Robert E. Baker                              13,250              *
          Warren R. Haug                                   --             --
          Donald Helinski                              41,750              *
          Howard D. Palefsky                           11,750              *
          Carl V. Stinnett                             24,750              *
          Allen J. Vangelos                            12,750              *
          Andrew M. Baum                               61,017              *
          Danilo Lopez                                 18,334              *
          Vic C. Knauf                                 47,067              *
          All executive officers and
            directors as a group (13 persons)         570,067            1.9

----------------------
          *     Less than 1%.
        (1) The Company believes that all beneficial owners named in the table have sole voting and investment power with respect to the shares they beneficially own. The shares shown in the table to be beneficially owned include any shares that the person has the right to acquire within 60 days of August 31, 1995 by exercise of any stock option for which the Company has knowledge. The shares subject to such options are as follows: Mr. Salquist:
                182,263; Mr. Stacey: 69,507; Mr. Baker: 12,750; Mr. Baeder:
                15,750; Dr. Helinski: 13,750; Mr. Lopez: 18,334; Mr. Palefsky:
                11,750; Mr. Stinnett: 23,750; Mr. Vangelos: 12,750; Mr. Baum:
                30,516; Dr. Knauf: 35,810; all executive officers and directors as a group: 455,970.
        (2)     Percent of the 30,250,408 outstanding shares of Common
                Stock, counting as outstanding for each named person all shares issuable to such person on exercise of options that are included in the first column.
        (3) Based on Form 13G filed on October 10, 1995 with respect to holdings on September 30, 1995. Includes 1,650,509 shares owned by Smith Barney, Inc. and 1,528,670 shares owned by Smith Barney Holdings, Inc.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

        During the fiscal year ended June 30, 1995, the Company recognized revenues of approximately $600,000 from product development projects under contracts with The Procter & Gamble Company. Warren R. Haug, a director of Calgene, is a Vice President of Procter & Gamble.

        Under the terms of indemnification agreements with each of Calgene's directors and executive officers, the Company is obligated to indemnify them against certain claims and expenses for which they might be held liable in connection with past or future service to the Company. In addition, Calgene's Certificate of Incorporation provides that, to the extent permitted by the Delaware General Corporation Law, its directors shall not be liable for monetary damages for breach of fiduciary duty as a director.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              CALGENE, INC.



                                              By:  /s/ Michael Motroni
                                                 ------------------------------
                                                  Vice President, Finance
                                                  (Principal Financial and
                                                  Accounting Officer)

Dated:  October 30, 1995


                               INDEX TO EXHIBITS


         Exhibits
         --------                                                                               Page
                                                                                                ----
           3.1A    Restated By-Laws of Registrant, as amended.............................       (M)

           3.2A    Certificate of Incorporation, as amended...............................       (M)

          10.1A    1981 Stock Option Plan, as amended.....................................       (B)

          10.1B    1991 Stock Option Plan.................................................       (J)

          10.1C    1991 Stock Option Plan, as amended.....................................       (I)

         *10.12    Partnership Agreement dated January 31, 1986 between Registrant and Rhone-Poulenc Agrochimie, together with Research Agreement
                   dated March 15, 1984 and Amendment thereto dated January 31, 1985......       (A)

         *10.12A   Amendment One to the Partnership Agreement dated January 31,
                   1986 between Registrant and Rhone-Poulenc Agrochimie dated
                   September 30, 1989.....................................................       (B)

         *10.12B   License Agreement between Registrant and Rhone-Poulenc
                   Agrochimie dated October 1, 1989.......................................       (B)

         *10.13    Agreements dated March 21, 1985 between Registrant and Roussel-
                   Uclaf S.A..............................................................       (A)

         *10.13A   Agreement dated April 1, 1988 between Registrant and Roussel-Uclaf
                   S.A. which amend the Agreements dated March 21, 1985 between
                   Registrant and Roussel-Uclaf S.A.......................................       (B)

         *10.14    Agreement dated August 1, 1984 and Agreement dated August 26,
                   1985 amending the prior Agreement between Registrant and
                   Campbell Soup Company..................................................       (A)

         *10.14A   Tomato Research Agreement 1988 to 1990 between Campbell Soup
                   Company and Registrant effective as of August 1, 1988 which supersedes the Agreements of August 1, 1984 and August 26, 1985
                   between Campbell Soup Company and the Registrant.......................       (B)

         *10.15    Agreement dated March 20, 1986 between Registrant and The Procter
                   and Gamble Company.....................................................       (A)

          10.16    Commercial Lease dated August 17, 1987, as amended, covering
                   property located at 1910 and 1920 Fifth Street, Davis, California......       (C)

          10.17    Commercial Lease dated August 31, 1983, as amended, covering
                   property located at 1970 Fifth Street, Davis, California...............       (A)

          10.19    Commercial Lease dated August 22, 1983, as amended, covering
                   property in Yolo County................................................       (A)

          10.29    Commercial Lease dated May 21, 1987, as amended, covering
                   property located at 1950 Fifth Street, Davis, California...............        (C)

          10.32    Form of Directors and Officers Indemnification Agreement...............        (C)

          10.37    401(k) Tax Deferred Investment Plan....................................        (D)

         *10.77    Amendment to Agreement dated June 2, 1986, between Registrant
                   and Ciba-Geigy Limited, dated June 5, 1989.............................        (F)

          10.78    1989 Employee Stock Purchase Plan......................................        (G)

          10.79    Joint Venture and Partnership Agreement by and between Kirin
                   Brewery Co. Ltd. and Registrant dated March 14, 1990...................        (G)

          10.80    Secured Revolving Credit Agreement Among Registrant and Harris
                   Trust and Savings Bank and Caisse Nationale De Credit Agricole
                   Dated April 26, 1990...................................................        (G)

          10.80A   First Amendment to Secured Revolving Credit Agreement and
                   Secured Revolving Credit Note Among Registrant and Harris Trust
                   and Savings Bank dated January 31, 1992................................        (E)

          10.80B   Second Amendment to Secured Revolving Credit Agreement and
                   Secured Revolving Credit Note Among Registrant and Harris Trust
                   and Savings Bank Dated January 31, 1993................................        (I)

          10.80C   Third Amendment to Secured Revolving Credit Agreement Among
                   Registrant and Harris Trust and Savings Bank Dated August 26,
                   1993...................................................................

          10.80D   Fourth Amendment to Secured Revolving Credit Agreement and
                   Secured Revolving Credit Note Among Registrant and Harris Trust
                   and Savings Bank Dated February 25, 1994...............................

          10.80E   Fifth Amendment to Secured Revolving Credit Agreement and
                   Secured Revolving Credit Note Among Registrant and Harris Trust
                   and Savings Bank Dated March 15, 1995..................................

          10.80F   Sixth Amendment to Secured Revolving Credit Agreement and
                   Waiver Among Registrant and Harris Trust and Savings Bank Dated
                   August 8, 1995.........................................................

         *10.83    License Agreement between Registrant and Campbell Soup Company
                   dated August 9, 1991...................................................        (J)

          10.84    Letter of Intent with Monsanto Company.................................        (L)

          22.1     Subsidiaries of Registrant.............................................        (I)

          23.1     Consent of Independent Auditors........................................        (M)

          23.2     Consent of Independent Auditors Regarding S-3 Registration
                   Statement..............................................................


        27      Article 5 of Financial Data Schedule for Fiscal Year Ended
                June 30, 1995..........................................................           (M)

        ------------------------------

         (A)  Incorporated by reference to Registrant's Form S-1 Registration No. 33-5921
         (B)  Incorporated by reference to Registrant's Form 10-K dated September 30, 1989
         (C)  Incorporated by reference to Registrant's Form 10-K dated September 30, 1987
         (D)  Incorporated by reference to Registrant's Form 10-K dated September 30, 1988
         (E)  Incorporated by reference to Registrant's Form 10-K dated June 30, 1992
         (F)  Incorporated by reference to Registrant's Form S-1 Registration No. 33-29822
         (G)  Incorporated by reference to Registrant's Form 10-K dated June 30, 1990
         (H)  Incorporated by reference to Registrant's Form 10-Q dated March 31, 1994
         (I)  Incorporated by reference to Registrant's Form 10-K dated June  30, 1993, as amended
         (J)  Incorporated by reference to Registrant's Form 10-K dated June 30, 1991
         (K)  Agreement intentionally omitted in reliance upon 5 U.S.C. ss552(b)(3) and 35 U.S.C. ss135(c)
         (L)  Incorporated by reference to Registrant's Form 8-K dated June 28, 1995
         (M)  Exhibit previously filed with Registrant's Form 10-K/A dated June 30, 1995, which this Form 10-KA amends

         *    Confidential treatment of certain portions of these documents has been granted