Form 10-Q
period 1995-09-30
CALGENE INC /DE/
filed 1995-11-14
CIK 793931

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1995 or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission File Number: 0-14802

                                 Calgene, Inc.
             (Exact name of registrant as specified in its charter)

            Delaware                                     68-0115089
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


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

  X      Yes                 No
-----                  -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Common Stock Outstanding at October 31, 1995: 30,264,060 shares

                                 CALGENE, INC.

                                     INDEX


                                                                        Page No.
Part I.  Financial Information (unaudited)

         Condensed consolidated balance sheets -
         September 30, 1995 and June 30, 1995 ..............................   4

         Condensed consolidated statements of operations -
         three months ended September 30, 1995 and 1994 .......................5

         Condensed consolidated statements of cash flows -
         three months ended September 30, 1995 and 1994 .......................6

         Notes to condensed consolidated financial statements .................7

         Management's discussion and analysis of financial
         condition and results of operations ..................................9


Part II.  Other Information

         Item 1.  Legal Proceedings ..........................................15

         Item 6.  Exhibits and Reports on Form 8-K............................16


Signatures....................................................................17

                         PART I. FINANCIAL INFORMATION

                                  Calgene Inc.
                     Condensed Consolidated Balance Sheets
                                ($ in thousands)
                                  (Unaudited)

                                                          September 30   June 30
                                                             1995          1995
                                                          ----------  ----------
Assets
Current assets:
  Cash and equivalents                                     $   2,313  $  11,753
  Available-for-sale securities                                7,922     10,283
  Accounts receivable, net of allowances                       5,047      6,697
  Inventories                                                  8,580      8,148
  Prepaid expenses and other current assets                    1,886      1,699
                                                          ----------  ----------
  Net assets held for sale                                         0          0
    Total current assets                                      25,748     38,580

Property, plant and equipment:
  Land                                                           763        763
  Buildings                                                    3,743      3,743
  Leasehold improvements                                       9,658      9,643
  Furniture, fixtures and equipment                           22,501     22,436
  Construction in progress                                     2,173      1,459
                                                          ----------  ----------
                                                              38,838     38,044
  Less accumulated depreciation and amortization              16,213     15,524
                                                          ----------  ----------
    Property, plant and equipment, net                        22,625     22,520

Product rights, patents and other intangible
     assets, less accumulated amortization                    16,250     16,199
Costs in excess of fair values assigned to net
     assets acquired, less accumulated amortization            9,850     10,025
Other non-current assets                                       1,858      1,907
                                                          ----------  ----------

                                                           $  76,331   $ 89,231
                                                           =========   =========


Liabilities and shareholders' equity
Current liabilities:
  Notes payable                                            $  6,909    $  7,761
  Accounts payable                                            3,556       6,487
  Accrued payroll and related expenses                        2,187       2,049
  License contract payable                                    1,500       1,500
  Amounts due customers                                       3,803       4,596
  Other current liabilities                                   3,886       3,872
  Current portion of long-term debt                           1,252       1,494
                                                          ----------  ----------
    Total current liabilities                                23,093      27,759

License contract payable, long-term                               -         750
Long-term debt                                               17,454      14,671

Commitments and contingencies

Shareholders' equity:
  Common stock, $.001 par value;  50,000,000
    shares  authorized;  30,264,060 and 30,244,226
    shares issued and outstanding at
    September 30, 1995 and June 30, 1995, respectively           30          30
  Additional paid-in capital                                223,268     223,161
  Accumulated deficit                                      (187,514)   (177,140)
                                                          ----------  ----------

    Total shareholders' equity                               35,784      46,051
                                                          ----------  ----------

                                                           $ 76,331    $ 89,231
                                                           =========   =========


                            See accompanying notes.

                                 Calgene, Inc.
                Condensed Consolidated Statements of Operations
                   ($ in thousands, except per share amounts)
                                  (Unaudited)




                                                 Three Months
                                               Ended September 30
                                           -------------------------
                                              1995           1994
                                           ----------     ----------
Revenues:
  Product sales, net                      $     8,812    $     6,263
  Product development revenues                    300            267
  Interest income                                 251            298
  Other income, net                               125             22
                                           ----------     ----------
                                                9,488          6,850


Costs and expenses:
  Cost of goods sold                           12,141          8,719
  Research and development                      3,223          3,806
  Selling, general and administrative           3,892          3,640
  Interest expense                                513            184
                                           ----------     ----------
                                               19,769         16,349

Minority interest share of net loss                22             30
Equity in net loss of affiliate                    (4)           (54)
Gain (loss) on disposition of assets              (96)             1
                                           ----------     ----------

Loss from operations before
  income taxes                                (10,359)        (9,522)
Provision for income taxes                         15             16
                                           ----------     ----------

Net loss                                  $   (10,374)   $    (9,538)
                                           ==========     ==========



Net loss per share                        $     (0.34)   $     (0.35)
                                           ==========     ==========



Shares used in per share calculations      30,249,592     27,616,499


                            See accompanying notes.

                                 Calgene, Inc.
                Condensed Consolidated Statements of Cash Flows
                  Increase (Decrease) in Cash and Equivalents
                                ($ in Thousands)
                                  (Unaudited)


                                                             Three Months Ended
                                                                September 30
                                                             ------------------
                                                               1995      1994
                                                             --------  --------

Cash flows from operating activities:
  Net loss                                                   $(10,374) $ (9,538)
  Adjustments to reconcile net loss to
  net cash used in operating activities:
    Depreciation and amortization                               1,220     1,109
    Stock compensation                                              -       113
    Other                                                         (59)      (20)
  Net changes in:
    Operating assets                                            1,274       574
    Operating liabilities                                      (3,585)   (5,652)
                                                             --------  --------
      Net cash used in operating activities                   (11,524)  (13,414)

Cash flows from investing activities:
  Proceeds from sales of securities                             5,893     8,472
  Purchase of securities                                       (3,542)   (3,473)
  Capital expenditures for property, plant and equipment       (1,094)     (891)
  Purchases of product rights, patents and
    other intangible assets                                    (1,208)   (1,347)
  Other                                                            54       (54)
                                                             --------  --------
      Net cash provided by investing activities                   103     2,707

Cash flows from financing activities:
  Proceeds from notes payable                                   1,353     4,341
  Payments on notes payable                                    (2,205)   (7,019)
  Decrease in securities-pledged                                  175        84
  Increase in borrowings of long-term debt                      3,000         -
  Principal payments on long-term debt                           (459)     (908)
  Sale of common stock                                            117    15,034
                                                             --------  --------
      Net cash provided by financing activities                 1,981    11,532
                                                             --------  --------

Net increase (decrease) in cash and equivalents                (9,440)      825
Cash and equivalents at beginning of period                    11,753     5,286
                                                             --------  --------
Cash and equivalents at end of period                        $  2,313  $  6,111
                                                             ========  ========


Supplemental  disclosures of cash flow information:
  Cash paid during the period for:
      Interest                                               $    456  $    207
      Income taxes                                           $     26  $     17


                            See accompanying notes.

              Notes to Condensed Consolidated Financial Statements

1.       Summary of Significant Accounting Policies
         ------------------------------------------

         The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applied on a consistent basis during the interim periods. These financial statements should be read in conjunction with the Company's audited financial statements contained in the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended June 30, 1995.

         In the opinion of management, the interim financial statements reflect all adjustments necessary, consisting only of normal recurring adjustments, to present fairly the Company's consolidated financial position at September 30, 1995 and the consolidated results of operations and cash flows for the fiscal quarters ended September 30, 1995 and 1994. Results for the period ended September 30, 1995 are not necessarily indicative of results to be expected for the entire fiscal year.

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

         Certain amounts reported in the three month period ended September 30, 1994 have been reclassified to conform with the presentation of the three month period ended September 30, 1995.

2.       Inventories
         -----------

         Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market value. Inventories consist of the following (in thousands):

                                    September 30, 1995            June 30, 1995
                                    ------------------            -------------

          Raw materials                  $2,010                      $  897
          Work in progress                3,892                       4,613
          Finished goods                  2,678                       2,638
                                          -----                       -----

                                         $8,580                      $8,148
                                         ======                      ======

3.       Patent and Legal Proceedings
         ----------------------------

         See Part II -     Other Information
                                    Item 1. Legal Proceedings

4.       Strategic Alliance
         ------------------

         In October 1995, the Company and Monsanto Company ("Monsanto") signed a definitive agreement for a transaction whereby Monsanto will contribute to the Company ownership of a major U.S. based fresh tomato grower, packer and shipper organization, $30 million, and intellectual property relating to certain fresh produce and plant oils research and development. Monsanto will also make available long-term credit facilities for the Company if the proposed transaction is completed. In exchange, the Company will issue to Monsanto shares of its common stock representing a 49.9% equity interest. At September 30, 1995, Monsanto advanced to Calgene $13 million of the $30 million to be contributed pursuant to the proposed transaction. An additional $5 million was advanced to Calgene in October 1995. These advances were evidenced by a subordinated convertible note due on June 30, 1997. Borrowings under the note bear interest at two percent over Citibank's prime rate which was 8.75% at September, 1995. The weighted average annual interest rate under the note was 10.9% for the three month period ended September 30, 1995. In the event the transaction is not closed as a result of reasons within the control of the Company, or if the Company's shareholders fail to approve the transaction, then the maturity date of the note will be June 30, 1996. In addition, if the transaction is not closed for any reason, the principal amount of the note plus accrued interest is convertible into shares of the Company's common stock at Monsanto's option. The conversion price will be equal to 85% of the average closing market price of the Company's common stock during the ten trading days immediately preceding the conversion.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Overview of Calgene Fresh

     The Company's fresh market tomato business continued to experience negative gross margins in the first quarter of fiscal 1996 and will not achieve positive gross margins until the Company realizes substantial reductions in the high unit costs that the Company has continually incurred in the production, distribution and marketing of vine-ripened tomatoes. The Company believes that such cost reductions will depend primarily on (i) tomatoes with the FLAVR SAVR gene providing substantial cost savings due to reduced spoilage; (ii) the Company achieving lower costs from increased crop yields through the development and introduction of additional FLAVR SAVR varieties, innovative production, packaging, handling and distribution methods and from additional experience in the business; and (iii) production, and sales volumes reaching levels that will provide substantial economies of scale.

     Calgene has exclusive rights to genetically engineer certain third-party proprietary tomato lines bred for superior taste and agronomic performance and is currently developing varieties from these and other materials which are expected to have the agronomic characteristics required for all growing regions and seasons. The Company does not yet have suitable varieties from this program for every growing region. As a result, the Company has decided not to plant its current FLAVR SAVR varieties in the Southeast in the fiscal 1996 growing season.

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

     Revenues

     Calgene's product sales in the first quarter of fiscal 1996 increased 40.7% to $8.8 million from $6.3 million in the comparable period of the prior year. The increase reflects $2.3 million in higher sales of fresh market tomatoes and $295,000 in higher cotton seed sales. Tomato sales were $4.1 million and plant based oil product sales were $3.8 million in the first quarter of fiscal 1996.

     Product development revenues in the first quarter of fiscal 1996 increased by $33,000 as compared to the corresponding period of the prior year due to the addition of a new research contract, partly offset by the conclusion of another.

     Interest income decreased by $47,000 in first quarter of fiscal 1996 as compared to the first quarter of fiscal 1995 largely due to a decrease in cash and equivalents and short-term investments which were used primarily to fund operating losses. The decrease was partly offset by higher interest rates.

     Other income in the first quarter of fiscal 1996 increased by $103,000 as compared to the corresponding period of the prior year primarily attributable to consulting services provided by Calgene Chemical.

     Gross Profit

     Calgene's gross profit on net product sales was negative $3.3 million in the first quarter of fiscal 1996 as compared to a negative gross profit of $2.5 million in the comparable period of the prior year. The negative variance of $873,000 is attributable to a negative gross profit of $4.3 million on tomato sales during the first quarter of fiscal 1996, compared with a negative gross profit of $3.3 million in the corresponding period. The negative gross profit was partly offset by a gross profit increase of $198,000 in cotton operations reflecting increased international and bulk seed sales.

     Research and Development Expenses

     Research and development expenses decreased by $583,000 or 15.3% to $3.2 million in the first quarter of fiscal 1996 as compared to $3.8 million in the corresponding period of the prior year. The decrease primarily reflects the positive fiscal 1996 impact of the Company's third quarter fiscal 1995 implementation of a program to reduce ongoing research expenses. This program included staff reductions of approximately 10% of the Company's 320 regular full time employees, and reflected a shift in resources from research into product development to focus on commercialization of the Company's genetically engineered products.

     Selling, General and Administrative Expenses

     Calgene's selling, general and administrative expenses increased by $252,000 or 6.9% to $3.9 million in the first quarter of fiscal 1996 as compared to the corresponding period of the prior year. The increase primarily reflects higher administrative expenses of $137,000 in the Company's tomato operations, an increase in cotton selling expenses, and increased expenditures for the marketing and business development of genetically engineered plant oils. These factors were partly offset by the inclusion of a $113,000 stock compensation charge in the first quarter of fiscal 1995.

     Interest Expense

     Interest expense, which reflects the Company's borrowings on its bank line of credit and long-term debt obligations, increased $329,000 to $513,000 in the first quarter of fiscal 1996 as compared to the corresponding period of the prior year. The higher interest expense was predominantly due to a $13 million loan made by Monsanto in the form of a subordinated convertible note due on June 30, 1997.

     Loss Before Income Taxes

     In the first quarter of fiscal 1996, Calgene incurred a pre-tax loss of $10.4 million as compared to a pre-tax loss of $9.5 million in the corresponding period of the prior fiscal year. The increased first quarter pre-tax loss is primarily attributable to negative gross profits at Calgene Fresh. In addition, the increased pre-tax loss reflects higher interest and selling, general and administrative expenses. These factors were partly offset by lower research and development expenses, an increase in gross profit from cotton seed sales, and an increase in other income.

     The Company expects to continue to incur another substantial pre-tax loss in fiscal 1996.

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


Liquidity and Capital Resources

     At September 30, 1995 Calgene had cash and equivalents and short term available-for-sale securities of approximately $10.2 million, excluding $1.1 million in securities pledged as collateral for certain obligations. This was a decrease of $11.8 million from June 30, 1995. Uses of cash include financing the Company's $10.4 million net loss, a $3.6 million decrease in operating liabilities, payments of $1.2 million for product rights, patents and other intangible assets (including capitalized patent legal defense costs), the acquisition of $1.1 million in property, plant and equipment, a $852,000 decrease in notes payable, and payments of $459,000 on long-term debt. Sources of cash included a $3.0 million increase in borrowings of long-term debt and a $1.3 million decrease in current operating assets. The Company's investment policy is to invest excess cash in high quality, liquid, short-term fixed income securities.

     Current operating assets decreased $1.3 million at September 30, 1995 (including the effects of discontinued operations) as compared to June 30, 1995 due to a $1.9 million decrease in accounts receivable, partly offset by a $356,000 increase in inventories and a $288,000 increase in prepaid expenses. The decrease in accounts receivable was primarily due to lower sales of tomatoes at Calgene Fresh. In addition, the decrease reflects lower seasonal sales of potato tubers, lower specialty oleochemical sales, and the collection of alfalfa royalty receivables. Inventories increased due to the seasonal build-up of bulk cotton-seed at Stoneville. This increase was partly offset by a $516,000 decrease in growing costs at Calgene Fresh, and a reduction of specialty canola oil inventory.

     Current liabilities decreased $4.7 million at September 30, 1995 as compared to June 30, 1995 largely due to a $2.9 million decrease in trade accounts payable, a $852,000 decrease in notes payable, and a $793,000 decrease in amounts due customers. The decrease in notes payable reflects seasonal utilization of the Company's bank line of credit. The decrease in amounts due customers primarily reflects refunds due customers for cotton seed returns consistent with current industry practice.

     Net working capital decreased $8.2 million from $10.8 million at June 30, 1995, to $2.7 million at September 30, 1995 primarily due to the $11.8 million decrease in cash and equivalents and available-for-sale securities and the $1.0 million (not including the effects of discontinued operations) decrease in current operating assets, partly offset by the $4.7 million decrease in current liabilities.

     A $13 million bank line of credit is used to help finance working capital requirements for Calgene's subsidiaries. Borrowings under the line of credit bear interest at the greater of one quarter percent over the bank's prime rate or two and one half percent over the federal funds rate. On September 30, 1995 the bank's prime rate was 8.75% and the federal funds rate was 6.11%. The weighted average annual interest rate under the line of credit was 8.92% for the fiscal year ended June 30, 1995 and 9.15% for the three month period ended September 30, 1995. As of September 30, 1995, $5.0 million of indebtedness was outstanding on the bank line of credit, which expires in January 1996. The Company is not in compliance with certain line of credit financial covenants and conditions at September 30, 1995. However, the Company has obtained waivers from the bank extending through December 31, 1995. It may be necessary for the bank to extend the waivers before the Company is back in compliance with such covenants and conditions.
There can be no assurance that the waivers will be extended.

     In the normal course of business, the Company enters into various grower contracts with third party growers. Pursuant to these contracts, the Company contracts with growers to purchase their crop, subject to certain quality standards, at the end of the growing cycle which is generally less than one year. The amount of outstanding grower contract commitments was approximately $8.1 million at September 30, 1995. Calgene Fresh is contracting with growers to supply tomatoes which in many cases will require the Company to advance payments through the growing season.

     The Company has capitalized the legal fees incurred in its lawsuit with Enzo Biochem, Inc. related to Calgene's defense of its antisense patent. If the defense of Calgene's patent is unsuccessful, the Company would have to expense all of these unamortized legal costs. At September 30, 1995, the amount of these unamortized costs was $6.6 million. The Company believes that future legal defense costs may be substantial.

     The Company expects that remaining capital expenditures in fiscal 1996 will be approximately $2.8 million, a portion of which the Company expects to fund with debt or lease financing. The Company's plans for capital expenditures may change during the course of the year.

     In October 1995, the Company and Monsanto Company ("Monsanto") signed a definitive agreement for a transaction whereby Monsanto will contribute to the Company ownership of a major U.S. based fresh tomato grower, packer and shipper organization, $30 million, and intellectual property relating to certain fresh produce and plant oils research and development. Monsanto will also make available long-term credit facilities for the Company if the proposed transaction is completed. In exchange, the Company will issue to Monsanto shares of its common stock representing a 49.9% equity interest. As of September 30, 1995, Monsanto advanced to Calgene $13 million of the $30 million to be contributed pursuant to the proposed transaction. An additional $5 million was advanced to the Company in October, 1995. These advances were evidenced by a subordinated convertible note due on June 30, 1997. Borrowings under the note bear interest at two percent over Citibank's prime rate which was 8.75% at September, 1995. The weighted average annual interest rate under the note was 10.9% for the three month period ended September 30, 1995. In the event the transaction is not closed as a result of reasons within the control of the Company, or if the Company's shareholders fail to approve the transaction, then the maturity date of the note will be June 30, 1996. In addition, if the transaction is not closed for any reason, the principal amount of the note plus accrued interest is convertible into shares of the Company's common stock at Monsanto's option. The conversion price will be equal to 85% of the average closing market price of the Company's common stock during the ten trading days immediately preceding the conversion. The Company's cash and equivalents and short-term investments at September 30, 1995, together with the $5 million advanced by Monsanto in October 1995, and amounts expected to be available under its current bank line of credit are expected to be sufficient to meet Calgene's cash requirements until the end of fiscal 1996. However, this expectation is based on the Company's anticipated future operating results, which are difficult to predict. If the transaction with Monsanto is not consummated, or if the Company's bank line of credit is not extended, the Company would be required to issue equity securities, incur debt, or enter into other financing arrangements. The Company's future liquidity is expected to depend largely on the level of profit or losses generated by the Company's tomato business, at least until commercialization of the Company's other genetically engineered product occurs. In addition, the Company anticipates that, if its tomato, cotton, and plant oil businesses expand significantly, they will require increasing levels of working capital. There is no assurance that the Company will be successful in raising sufficient additional capital or that the terms of any funding will be favorable.

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

     Although Calgene believes that the SUNY/Enzo Patents are invalid, unenforceable and not infringed, a court might not agree. If a court were to determine that any claim validly covers plant cells and is infringed by Calgene's sale of products using antisense technology, Calgene could be held liable for significant damages and be precluded from producing and selling the FLAVR SAVR tomato, as well as other products under development, without a license. There is no assurance that a license, if necessary, could be obtained by Calgene on commercially acceptable terms. If the court were to determine that the Calgene Antisense Patent is invalid or unenforceable, Calgene would be deprived of the competitive and licensing advantages afforded by its patent. Moreover, the Company would have to expense the capitalized legal fees related to the defense of the Calgene's Antisense Patent, which amounted to approximately $6.6 million at September 30, 1995.

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

ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

     None.

                                   Signatures





         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 CALGENE, INC.


Date:  November 14, 1995





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