Form 10-Q
period 1995-12-31
CALGENE INC /DE/
filed 1996-02-14
CIK 793931

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 1995 or

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

         Common Stock Outstanding at January 31, 1996: 30,264,257 shares

                                  CALGENE, INC.

                                      INDEX


                                                                        Page No.
Part I.  Financial Information (unaudited)

         Condensed consolidated balance sheets -
         December 31, 1995 and June 30, 1995 ..................................4

         Condensed  consolidated  statements  of  operations -
         three months ended December 31, 1995 and 1994
         and six months ended December 31, 1995 and 1994.......................5

         Condensed consolidated statements of cash flows -
         six months ended December 31, 1995 and 1994 ..........................6

         Notes to condensed consolidated financial statements .................7

         Management's discussion and analysis of financial
         condition and results of operations ..................................9


Part II.  Other Information

         Item 1.  Legal Proceedings 16........................................16

         Item 6.  Exhibits and Reports on Form 8-K............................16


Signatures....................................................................17

                          PART I. FINANCIAL INFORMATION

                                  Calgene Inc.
                      Condensed Consolidated Balance Sheets
                                ($ in thousands)
                                   (Unaudited)


                                                        December 31   June 30
Assets                                                      1995        1995
                                                          --------    --------
Current assets:
  Cash and equivalents                                    $  3,124    $ 11,753
  Available-for-sale securities                              5,218      10,283
  Accounts receivable, net of allowances                     5,590       6,697
  Inventories                                               13,161       8,148
  Prepaid expenses and other current assets                  1,152       1,699
                                                          --------    --------
    Total current assets                                    28,245      38,580

Property, plant and equipment:
  Land                                                         763         763
  Buildings                                                  5,048       3,743
  Leasehold improvements                                     9,745       9,643
  Furniture, fixtures and equipment                         23,276      22,436
  Construction in progress                                     542       1,459
                                                          --------    --------
                                                            39,374      38,044
  Less accumulated depreciation and amortization            16,900      15,524
                                                          --------    --------
    Property, plant and equipment, net                      22,474      22,520

Product rights, patents and other intangible
     assets, less accumulated amortization                  16,112      16,199
Costs in excess of fair values assigned to net
     assets acquired, less accumulated amortization          9,688      10,025
Other non-current assets                                     2,441       1,907
                                                          --------    --------


                                                            78,960      89,231
                                                          ========    ========

Liabilities and shareholders' equity
Current liabilities:
  Notes payable                                           $  9,602    $  7,761
  Accounts payable                                           4,832       6,487
  Accrued payroll and related expenses                       1,957       2,049
  License contract payable                                     750       1,500
  Accrued grower payments                                    2,106         942
  Amounts due customers                                        487       4,596
  Other current liabilities                                  4,015       2,930
  Current portion of long-term debt                          1,273       1,494
                                                          --------    --------
    Total current liabilities                               25,022      27,759

License contract payable, long-term                           --           750
Long-term debt                                              23,853      14,671

Commitments and contingencies

Shareholders' equity:
  Common stock, $.001 par value; 50,000,000
    shares authorized; 30,264,257 and 30,244,226
    shares issued and outstanding at
    December 31, 1995 and June 30, 1995, respectively           30          30
  Additional paid-in capital                               223,299     223,161
  Accumulated deficit                                     (193,244)   (177,140)
                                                          --------    --------

    Total shareholders' equity                              30,085      46,051
                                                          --------    --------

                                                          $ 78,960    $ 89,231
                                                          ========    ========


                             See accompanying notes.

                                  Calgene, Inc.
                 Condensed Consolidated Statements of Operations
                   ($ in thousands, except per share amounts)
                                   (Unaudited)

                                             Three Months                  Six Months
                                           Ended December 31             Ended December
                                      --------------------------    -------------------------
                                          1995           1994           1995          1994
                                      -----------    -----------    -----------   -----------
Revenues:
  Product sales, net                  $    11,128    $     8,850    $    19,940   $    15,113
  Product development revenues                550          4,166            850         4,433
  Interest income                             179            242            430           540
  Other income, net                           122             32            247            54
                                      -----------    -----------    -----------   -----------
                                           11,979         13,290         21,467        20,140


Costs and expenses:
  Cost of goods sold                        9,958         10,336         22,099        19,055
  Research and development                  3,290          4,703          6,513         8,509
  Selling, general and administrative       3,630          3,702          7,522         7,342
  Interest expense                            752            173          1,265           357
                                      -----------    -----------    -----------   -----------
                                           17,630         18,914         37,399        35,263

Minority interest share of net
  (income) loss                               (13)            (4)             9            26
Equity in net loss of affiliate                --            (11)            (4)          (65)
Gain (loss) on disposition of assets          (45)             8           (141)            9
                                      -----------    -----------    -----------   -----------

Loss from operations before
  income taxes                             (5,709)        (5,631)       (16,068)      (15,153)
Provision for income taxes                     21             17             36            33
                                      -----------    -----------    -----------   -----------

Net loss                               $   (5,730)   $    (5,648)   $   (16,104)  $   (15,186)
                                      ===========    ===========    ===========   ===========



Net loss per share                     $    (0.19)   $     (0.19)   $     (0.53)  $     (0.53)
                                      ===========    ===========    ===========   ===========


Shares used in per share calculations  30,264,159     29,683,717     30,256,875    28,650,108


                             See accompanying notes.

                                  Calgene, Inc.
                 Condensed Consolidated Statements of Cash Flows
                   Increase (Decrease) in Cash and Equivalents
                                ($ in Thousands)
                                   (Unaudited)


                                                             Six Months Ended
                                                                December 31
                                                              1995       1994
                                                            --------   ---------

Cash flows from operating activities:
  Net loss                                                  $(16,104)  $(15,186)

  Adjustments to reconcile net loss to
  net cash used in operating activities:
    Depreciation and amortization                              2,404      2,257
    Stock compensation                                          --          226
    Other                                                       (357)        84
  Net changes in:
    Operating assets                                          (2,857)   (10,500)
    Operating liabilities                                     (3,536)    (5,489)
                                                            --------   --------
      Net cash used in operating activities                  (20,450)   (28,608)

Cash flows from investing activities:
  Proceeds from sales of securities                            8,629     16,732
  Purchase of securities                                      (3,544)    (5,416)
  Capital expenditures for property, plant and equipment      (1,710)    (2,373)
  Purchases of product rights, patents and
    other intangible assets                                   (2,704)    (2,108)
  Other                                                           55        (57)
                                                            --------   --------
      Net cash provided by investing activities                  726      6,778

Cash flows from financing activities:
  Proceeds from notes payable                                  4,328     10,912
  Payments on notes payable                                   (2,487)   (11,535)
  Decrease in securities-pledged                                 175         84
  Increase in borrowings of long-term debt                     9,649       --
  Principal payments on long-term debt                          (688)    (1,260)
  Sale of common stock                                           118     31,581
                                                            --------   --------
      Net cash provided by financing activities               11,095     29,782
                                                            --------   --------

Net increase (decrease) in cash and equivalents               (8,629)     7,952
Cash and equivalents at beginning of period                   11,753      5,286
                                                            --------   --------
Cash and equivalents at end of period                       $  3,124   $ 13,238
                                                            ========   ========




Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                              $    870   $    346
      Income taxes                                          $     45   $     28


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

     In the opinion of management, the interim financial statements reflect all adjustments necessary, consisting only of normal recurring adjustments, to present fairly the Company's consolidated financial position at December 31, 1995 and the consolidated results of operations and cash flows for the fiscal quarters and six month periods ended December 31, 1995 and 1994. Results for the period ended December 31, 1995 are not necessarily indicative of results to be expected for the entire fiscal year.

     Calgene's quarterly operating performance is affected by seasonal factors. Cottonseed sales normally occur primarily in the third and fourth fiscal quarters.

     Net loss per share has been computed by dividing the net loss by the weighted average number of common shares outstanding during each period. Common shares issuable upon the exercise of stock options have been excluded from the computation of net loss per share since their inclusion would be antidilutive.

     Certain amounts reported in the fiscal quarter and six month period ended December 31, 1994 have been reclassified to conform with the presentation of the fiscal quarter and the six month period ended December 31, 1995.

2.   Inventories
     -----------

     Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market value. Inventories consist of the following (in thousands):

                                December 31, 1995              June 30, 1995
                                -----------------              -------------

          Raw materials              $4,332                      $   897
          Work in progress            3,289                        4,613
          Finished goods              5,540                        2,638
                                    -------                       -------

                                    $13,161                       $8,148
                                    =======                       ======

3.   Patent and Legal Proceedings
     ----------------------------

     See Part II -     Other Information
                             Item 1. Legal Proceedings

4.   Strategic Alliance
     ------------------

     In October 1995, the Company and Monsanto Company ("Monsanto") signed a definitive agreement for a transaction whereby Monsanto will contribute to the Company ownership of a major U.S. based fresh tomato grower, packer and shipper organization, $30 million, and intellectual property relating to certain fresh produce and plant oils research and development. Monsanto will also make available long-term credit facilities for the Company if the proposed transaction is completed. In exchange, the Company will issue to Monsanto shares of its common stock representing a 49.9% equity interest. At December 31, 1995, Monsanto advanced to Calgene $18 million of the $30 million to be contributed pursuant to the proposed transaction. These advances were evidenced by a subordinated convertible note due on June 30, 1997. Borrowings under the note bear interest at two percent over Citibank's prime rate which was 8.5% at December 31, 1995. The weighted average annual interest rate under the note was 10.88% for the six month period ended December 31, 1995. In the event the transaction is not closed as a result of reasons within the control of the Company, or if the Company's shareholders fail to approve the transaction, then the maturity date of the note will be June 30, 1996. In addition, if the transaction is not closed for any reason, the principal amount of the note plus accrued interest is convertible into shares of the Company's common stock at Monsanto's option. The conversion price will be equal to 85% of the average closing market price of the Company's common stock during the ten trading days immediately preceding the conversion.

5.   PGI-Kirin Partnership
     ---------------------

     In March 1990, the Company and Kirin Brewery Co., Ltd. established PGI-Kirin Partnership ("PGK"), a joint venture to develop and commercialize new potato varieties. In January 1996 management decided, subject to approval by Calgene's Board of Directors, to cease PGK operations and sell its remaining assets. Consequently, Calgene will record an estimated write-off of its investment in PGK of $1.0 million in the third fiscal quarter. PGK's revenues in fiscal 1995 and for the six month period ended December 31, 1995 were $1.5 million and $381,000, respectively.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview of Calgene Fresh

     The Company's fresh market tomato business continued to experience negative gross margins in the first six months of fiscal 1996 and will not achieve positive gross margins until the Company realizes substantial reductions in the high unit costs that the Company has continually incurred in the production, distribution and marketing of vine-ripened tomatoes. The Company believes that such cost reductions will depend primarily on (i) tomatoes with the FLAVR SAVR(TM) gene providing substantial cost savings due to reduced spoilage; (ii) the Company achieving lower costs from increased crop yields through the development and introduction of additional FLAVR SAVR varieties, innovative production, packaging, handling and distribution methods and from additional experience in the business; and (iii) production and sales volumes reaching levels that will provide substantial economies of scale.

     Most of the FLAVR SAVR varieties the Company had available for production did not have acceptable yield and disease resistance performance. Consequently, the Company plans to temporarily limit its tomato growing operations beginning in the Spring of 1996 until it is able to complete development of FLAVR SAVR varieties that have enhanced commercial agronomic qualities. Calgene has exclusive rights to genetically engineer certain third-part proprietary tomato lines bred for superior taste and agronomic performance and is currently developing varieties from these and other materials which are expected to have the agronomic characteristics required for all growing regions and seasons. Also, the Company has entered into a proposed transaction with Monsanto Company ("Monsanto"), subject to shareholder approval and satisfaction of closing conditions relating to the Hart-Scott-Rodino Antitrust Improvements Act, that will result in Calgene obtaining Gargiulo LP, a major fresh market tomato growing, production and distribution company with proprietary tomato germplasm and tomato breeding expertise. In the event that this transaction with Monsanto is not consummated, tomato sales are expected to significantly decrease over the remainder of fiscal 1996.

     Revenues

     Calgene's product sales in the second quarter of fiscal 1996 increased 25.7% to $11.1 million from $8.9 million in the comparable period of the prior year. The increase reflects $2.4 million in higher sales of fresh market tomatoes and higher sales of specialty oleochemical products. These increases were partly offset by a $883,000 decrease in cottonseed sales primarily due to the timing of domestic seed shipments. In the second quarter of fiscal 1996, tomato sales were $5.5 million and plant based oil sales were $3.8 million. Product sales for the six month period ended December 31, 1995 increased 31.9% to $19.9 million from $15.1 million in the comparable period of the prior year. Tomato sales increased by $4.7 million and specialty oleochemical products by $398,000. These increases were partly offset by a $588,000 decrease in cottonseed sales primarily as a result of the timing of domestic seed shipments.

     Product development revenues decreased by $3.6 million in both the second quarter and first six months of fiscal 1996 as compared to the corresponding periods of the prior year due to a non-recurring $3,750,000 technology license sale that occurred in fiscal 1995. In addition, the decrease reflects the conclusion of a research contract. The decreases in the second quarter and first six months of fiscal 1996 were partly offset by the addition of three new research contracts.

     Interest income in fiscal 1996 decreased by $63,000 in the second quarter and by $110,000 in the first six months as compared to the corresponding periods in the prior year largely due to a decrease in cash and equivalents and short-term investments which were used primarily to fund operating losses. The decreases were partly offset by higher interest rates.

     Gross Profit

     Calgene's gross profit on net product sales was $1.2 million in the second quarter of fiscal 1996 as compared to a negative gross profit of $1.5 million in the prior year. The $2.7 million improvement is attributable to a negative gross profit of $15,000 on tomato sales during the second quarter of fiscal 1996, compared with a negative gross profit of $2.9 million in the corresponding period of 1995. The increase in gross profit was partly offset by a gross profit decrease of $358,000 in cottonseed sales primarily reflecting a timing delay in domestic sales. Gross loss in the first six months of fiscal 1996 was $2.2 million as compared to $3.9 million in the corresponding period of the prior year. The year-to-date reduction in gross loss reflects a $1.9 million decrease in the gross loss from tomato sales.

     Research and Development Expenses

     Research and development expenses decreased by $1.4 million or 30.0% in the second quarter of fiscal 1996 and by $2.0 million or 23.5% in the first six months as compared to the same periods of the prior year. The decreases primarily reflect the positive fiscal 1996 impact of the Company's third quarter fiscal 1995 implementation of a program to reduce ongoing research expenses. This program included staff reductions of approximately 10% of the Company's 320 regular full time employees, and reflected a shift in resources from research into product development to focus on commercialization of the Company's genetically engineered products. In addition, the second quarter and year-to-date decreases reflect lower expenses for licensing activities.

     Selling, General and Administrative Expenses

     Calgene's selling, general and administrative expenses in the second quarter of fiscal 1996 were generally unchanged as compared to the corresponding period of the prior year. Selling, general and administrative expenses in the first six months of fiscal 1996 increased $180,000 or 2.5% to $7.5 million from $7.3 million in the comparable period of the prior year. The increase primarily reflects higher administrative expenses in the Company's tomato operations, an increase in cotton selling expenses, and increased expenses for the marketing and business development of genetically engineered plant oils. These factors were partly offset by the inclusion of a $226,000 stock compensation charge in the first six months of fiscal 1995.

     Interest Expense

     Interest expense, which reflects the Company's borrowings on its bank line of credit and long-term debt obligations, increased by $579,000 in the second quarter of fiscal 1996 and by $908,000 in the first six months as compared to the corresponding periods of the prior year. The higher interest expense was predominantly due to a $18 million loan made by Monsanto in the form of a subordinated convertible note due on June 30, 1997, and to a lesser extent higher borrowings on the Company's bank line of credit to finance inventories and receivables

     Loss Before Income Taxes

     In the second quarter of fiscal 1996, Calgene incurred a pre-tax loss of $5.7 million as compared to a pre-tax loss of $5.6 million in the corresponding period of the prior fiscal year. In the first six months of fiscal 1996, Calgene incurred a pre-tax loss of $16.1 million as compared to a $15.2 million in the comparable period of the prior year. The increased fiscal 1996 second quarter and year-to-date losses reflect lower product development revenues due to a non-recurring $3,750,000 technology license sale that occurred in fiscal 1995, increases in interest expense, and decreases in gross profit from cottonseed sales. These factors were partly offset by a reduction in gross losses on net product sales for tomatoes, and lower research and development expenses.

     The Company  expects to incur  another  substantial  pre-tax loss in fiscal
1996.

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

     Seasonality

     Tomato prices are generally higher and unit volume lower during winter months due to adverse weather conditions. The opposite effects occur in the summer months. Sales of planting seed are seasonal, causing significant fluctuations in product sales and working capital requirements. Cottonseed sales are concentrated in the quarters ending March 31 and June 30. Sales of canola oil occur almost entirely in the quarter ending September 30. Specialty oleochemical sales are generally not seasonal.

     Patent Litigation

     See "Legal Proceedings" regarding litigation in which another company has claimed that Calgene's products developed with antisense technology, including the FLAVR SAVR tomato, infringe the other company's patent rights and has challenged the validity of Calgene's antisense patent.

     Government Farm Legislation

     Cottonseed sales are affected by changes in U.S. government agricultural policy, which generally imposes limitations on planting acreage as a criterion for farmers' eligibility to receive government subsidy payments and other benefits. An increase in the acreage set-aside for a subsidized crop (such as cotton) will generally reduce farmer demand for seed for that crop, and a decrease in the set-aside will generally increase demand for the seed. In situations where growing conditions give farmers the alternative of planting either of two crops, an increase in the set-aside for one crop will tend to increase farmer demand for the seed of the competing crop.

     Inflation and Price Fluctuations

     Calgene regularly incurs crop production costs for fresh market tomatoes. The market price of fresh market tomatoes can experience substantial fluctuations in short periods. These price fluctuations directly affect the portion of Calgene's tomato production sold below premium prices and to a lesser extent can affect the prices for premium MacGregor's brand tomatoes. As a result, Calgene bears a significant risk with respect to its gross margin. Calgene's plant oil and cotton operations can also be affected by changes in prices of commodity plant oil and cottonseed oil and meal. The effects of general inflation have not had a material impact on Calgene's consolidated results of operations.


LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1995 Calgene had cash and equivalents and short term available-for-sale securities of approximately $8.3 million, excluding $1.1 million in securities pledged as collateral for certain obligations. This was a decrease of $13.7 million from June 30, 1995. Uses of cash include financing the Company's $16.1 million net loss, a $3.5 million decrease in operating liabilities, a $2.9 million increase in operating assets, payments of $2.7 million for product rights, patents and other intangible assets (including capitalized patent legal defense costs), the acquisition of $1.7 million in property, plant and equipment, and payments of $688,000 on long-term debt. Sources of cash included a $9.6 million increase in borrowings of long-term debt and a $1.8 million net increase in notes payable. The Company's investment policy is to invest excess cash in high quality, liquid, short-term fixed income securities.

     Operating assets increased by $2.9 million at December 31, 1995 as compared to June 30, 1995 due to a $5.0 million increase in inventories, partly offset by a $1.3 million decrease in accounts receivable and a decrease in prepaid expenses and other current assets. Inventories increased due to the seasonal build-up of cottonseed. This increase was partly offset by a $1.6 million decrease in tomato inventory, and a reduction of specialty canola oil inventory. The decrease in accounts receivable was primarily due to lower tomato sales and lower seasonal sales of potato tubers. Prepaids and other current assets decreased $757,000 primarily due to lower prepaid tomato growing costs.

     Current liabilities decreased $2.7 million at December 31, 1995 as compared to June 30, 1995 largely due to a $4.1 million decrease in amounts due customers, a $1.7 million decrease in trade accounts payable, and a $750,000 decrease in license contract payable. These decreases were partly offset by a $1.8 million net increase in notes payable, a $1.2 million increase in accrued grower payments and a $1.1 million increase other current liabilities. The decrease in amounts due customers primarily reflects seasonal incentive payments and refunds due customers for prior year cottonseed returns consistent within current industry practice. The decrease in license contract payable reflects a partial payment for the acquisition of a technology license. The increase in notes payable reflects seasonal utilization of the Company's bank line of credit. The $1.2 million increase in accrued grower payments is largely due to a seasonal inventory increase for the purchase of bulk cottonseed. This increase was partly offset by a $615,000 decrease in grower commitments for tomato inventory purchases. The increase in other current liabilities primarily is a $763,000 increase in accrued interest attributable to the $18 million Monsanto note payable, and an increase in deferred research contract revenue.

     Net working capital decreased $7.6 million from $10.8 million at June 30, 1995, to $3.2 million at December 31, 1995 primarily due to the $13.7 million decrease in cash and equivalents and available-for-sale securities , partly offset by the $2.7 million decrease in current liabilities, and the $3.4 million increase in current operating assets.

     A $13 million bank line of credit is used to help finance working capital requirements for Calgene's subsidiaries. Borrowings under the line of credit bear interest at the greater of one quarter percent over the bank's prime rate or two and one half percent over the federal funds rate. On December 31, 1995 the bank's prime rate was 8.50% and the federal funds rate was 6.25%. The weighted average annual interest rate under the line of credit was 8.92% for the fiscal year ended June 30, 1995 and 9.11% for the six month period ended December 31, 1995. As of December 31, 1995, $7.9 million of indebtedness was outstanding on the bank line of credit, which expires on March 31, 1996. The Company is not in compliance with certain line of credit financial covenants and conditions at December 31, 1995. However, the Company has obtained waivers from the bank extending through March 31, 1996. There can be no assurance that the waivers will be extended or that the bank line of credit will be renewed.

     In the normal course of business, the Company enters into various grower contracts with third party growers. Pursuant to these contracts, the Company contracts with growers to purchase their crop, subject to certain quality standards, at the end of the growing cycle which is generally less than one year. The amount of outstanding grower contract commitments was approximately $3.0 million at December 31, 1995.

     The Company has capitalized the legal fees incurred in its lawsuit with Enzo Biochem, Inc. related to Calgene's defense of its antisense patent. On February 2, 1996, the court ruled on behalf of the Company and held that Calgene's patent was valid. If the defense of Calgene's patent is unsuccessful as a result of potential appeals, the Company would have to expense all of these unamortized legal costs. At December 31, 1995, the amount of these unamortized costs was $6.5 million.

     In January 1996 management decided, subject to approval by Calgene's Board of Directors, to cease PGK operations and sell its remaining assets. Consequently, Calgene will record an estimated write-off of its investment in PGK of $1.0 million in the third fiscal quarter. PGK's revenues in fiscal 1995 and for the six month period ended December 31, 1995 were $1.5 million and $381,000, respectively.

     The Company expects that remaining capital expenditures in fiscal 1996 will be approximately $1.0 million, a portion of which the Company expects to fund with debt or lease financing. The Company's plans for capital expenditures may change during the course of the year.

     In October 1995, the Company and Monsanto signed a definitive agreement for a transaction whereby Monsanto will contribute to the Company ownership of a major U.S. based fresh tomato grower, packer and shipper organization, $30 million, and intellectual property relating to certain fresh produce and plant oils research and development. Monsanto will also make available long-term credit facilities for the Company if the proposed transaction is completed. In exchange, the Company will issue to Monsanto shares of its common stock representing a 49.9% equity interest. As of December 31, 1995, Monsanto advanced to Calgene $18 million of the $30 million to be contributed pursuant to the proposed transaction. These advances were evidenced by a subordinated convertible note due on June 30, 1997. Borrowings under the note bear interest at two percent over Citibank's prime rate which was 8.50% at December 31, 1995. The weighted average annual interest rate under the note was 10.88% for the six month period ended December 31, 1995. In the event the transaction is not closed as a result of reasons within the control of the Company, or if the Company's shareholders fail to approve the transaction, then the maturity date of the note will be June 30, 1996. In addition, if the transaction is not closed for any reason, the principal amount of the note plus accrued interest is convertible into shares of the Company's common stock at Monsanto's option. The conversion price will be equal to 85% of the average closing market price of the Company's common stock during the ten trading days immediately preceding the conversion. The Company's cash and equivalents and short-term investments at December 31, 1995, and amounts expected to be available under its current bank line of credit are expected to be sufficient to meet Calgene's cash requirements until the end of fiscal 1996. However, this expectation is based on the Company's anticipated future operating results, which are difficult to predict. The Company's future liquidity is expected to depend largely on the level of profit or losses generated by the Company's operating businesses. In addition, the Company anticipates that, if its tomato, cotton, and plant oil businesses expand significantly, they will require increasing levels of working capital.

     If the transaction with Monsanto is not consummated, or if the Company's bank line of credit is not extended beyond March 31, 1996, the Company would be required to issue equity securities, incur debt, or enter into other financing arrangements. There is no assurance that the Company would be successful in raising sufficient additional funds to finance its operations or that the terms of any funding would be favorable.

                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings
         -----------------

     Since 1992, Calgene has been engaged in litigation with Enzo Biochem, Inc. ("Enzo") a company licensed under three related U.S. patents and counterpart foreign patents (the "Enzo Patents") which purport to cover the use of antisense technology in all cells, including plant cells. Some of Calgene's products, including the FLAVR SAVR tomato, use antisense technology. Enzo claimed that Calgene infringed the Enzo Patents. Calgene denied infringement and challenged the validity of the Enzo Patents. On February 2, 1996, the District Court ruled that the Enzo Patents are invalid. In addition, the validity of a patent owned by Calgene directed to the use of antisense in plant cells was upheld by the District Court. Enzo has indicated that it intends to appeal the decision. If on appeal a court were to determine that one or more of the Enzo Patents validly covers plant cells and that such patents are infringed by Calgene's sales of products incorporating such antisense technology, Calgene could be held liable for significant damages and could be precluded from producing and selling the FLAVR SAVR tomato, as well as other products currently under development. There is no assurance that a license, if necessary, could be obtained by Calgene on commercially acceptable terms, if at all. If the court were to determine that the Calgene Antisense Patent is invalid or unenforceable, Calgene would be deprived of the competitive and licensing advantages afforded by its patent. Moreover, the Company would have to expense the capitalized legal fees related to the defense of the Calgene's Antisense Patent, which amounted to approximately $6.5 million at December 31, 1995.

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


ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

     A.  Exhibits

       10.40  Seventh Amendment to Secured Revolving Credit
              Agreement and Waiver Among Calgene, Inc. and
              Harris Trust and Savings Bank Dated December 29, 1995...........18

       10.41  Eighth Amendment to Secured Revolving Credit
              Agreement and Secured Revolving Credit Note Among
              Calgene, Inc. and Harris Trust and Savings Bank
              Dated January 23, 1996..........................................22

     B.  Reports on Form 8-K

              None.

                                   SIGNATURES





         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         CALGENE, INC.


Date:  February 14, 1996




                                          /s/ Michael J. Motroni
                                          ---------------------------
                                          Michael J. Motroni
                                          Vice President of Finance
                                          (Principal Financial and
                                          Accounting Officer)